Form 10-Q
period 1996-03-31
ALVEY SYSTEMS INC
filed 1996-05-15
CIK 1011066

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  /X/     Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----    Exchange Act of 1934.

For the quarterly period ended March 31, 1996.

 _____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                to
                               ---------------   ---------------

                         Commission File Number 333-2600

                               ALVEY SYSTEMS, INC.

                         101 S. Hanley Road, Suite 1300
                              St. Louis, MO  63105
                                  314/863-5776

                        I.R.S. Employment I.D. 43-0157210

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                         Yes              No     X
                             -------          -------

The number of shares of common stock outstanding at April 30, 1996 was 1,000 shares.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                               Page
                                                              Number
Part I - Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Operations -
               three months ended March 31, 1996 and 1995
               (Unaudited)                                       3

               Consolidated Balance Sheet - March 31, 1996
               (Unaudited) and December 31, 1995                 4

               Consolidated Statement of Cash Flows -
               three months ended March 31, 1996 and
               1995 (Unaudited)                                  5-6

               Consolidated Statement of Net Investment
               of Parent for the three months ended March 31,
               1996 (Unaudited)                                  7

               Notes to Consolidated Financial Statements        8-12

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations     13-19

Part II - Other Information


     Item 6.   Exhibits and Reports on Form 8-K                  19

Signature                                                        20

PART I.  FINANCIAL  INFORMATION
ITEM 1  FINANCIAL STATEMENTS


                     ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               1996            1995
                                                             --------        -------
Net sales                                                    $ 80,717        $67,008
Cost of goods sold                                             61,235         51,485
                                                             --------        -------
  Gross profit                                                 19,482         15,523

Selling, general and administrative expenses                   15,309         11,828
Research and development expenses                                 639            438
Writeoff of purchased research and development costs           11,700             --
Amortization expense                                              438            468
Other expense, net                                              1,372             48
                                                             --------        -------
  Operating income (loss)                                      (9,976)         2,741

Interest expense                                                2,504          2,074
                                                             --------        -------
Income (loss) before provision for income taxes
 and extraordinary loss                                       (12,480)           667

Provision for income taxes                                         75            341
                                                             --------        -------
Net income (loss) before extraordinary loss                   (12,555)           326

Extraordinary loss, net of tax benefit of $1,328               (1,993)            --
                                                             --------        -------
Net income (loss)                                            $(14,548)       $   326
                                                             --------        -------
                                                             --------        -------

         See accompanying Notes to Consolidated Financial Statements.

                    ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                           (DOLLARS IN THOUSANDS)

                                                                                            MARCH 31,   DECEMBER 31,
                                                                                               1996         1995
                                                                                            (UNAUDITED)
                                                                                            -----------   ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                                 $   7,113    $  3,405
   Receivables:
     Trade (less allowance for doubtful accounts of $695 and  $824, respectively)               45,228      42,567
     Unbilled and other                                                                          4,616       6,211
   Accumulated costs and earnings in excess of billings on uncompleted contracts                12,626       8,317
   Inventories:
     Raw materials                                                                              12,873      13,966
     Work in process                                                                             4,917       5,720
   Deferred income taxes                                                                         5,371       4,699
   Prepaid expenses and other assets                                                             2,028       1,665
                                                                                            ----------    --------
       Total current assets                                                                     94,772      86,550
Property, plant and equipment, net                                                              26,728      25,675
Other assets                                                                                    10,181       6,031
Goodwill, net                                                                                   36,650      32,029
                                                                                            ----------    --------
                                                                                             $ 168,331    $150,285
                                                                                            ----------    --------
                                                                                            ----------    --------
LIABILITIES, REDEEMABLE PREFERRED STOCK AND NET INVESTMENT OF PARENT
Current Liabilities:
  Current portion of long-term debt                                                          $     334    $  6,915
  Accounts payable                                                                              20,828      24,368
  Accrued expenses                                                                              25,892      27,764
  Customer deposits                                                                             13,808      12,107
  Billings in excess of accumulated costs and earnings on uncompleted contracts                 16,152      13,904
  Deferred revenues                                                                              2,544         899
  Taxes payable                                                                                    378         994
                                                                                            ----------    --------
     Total current liabilities                                                                  79,936      86,951
                                                                                            ----------    --------
Long-term debt                                                                                 100,717      42,460
Other long-term liabilities                                                                      8,989       5,075
Deferred income taxes                                                                            3,002       4,196

Commitments and contingencies (Notes 3 and 9)

Redeemable preferred stock:
Redeemable preferred stock of $.01 par value per share, authorized 0 and 500,000 shares, respectively:
    Series A Senior Cumulative Exchangeable Preferred Stock of Pinnacle Automation, Inc.,
        0 and 250,000 designated, respectively, 0 and 210,770 shares issued, 0 and 210,697
        outstanding, respectively                                                                   --      21,077
    Cumulative Exchangeable Preferred Stock of Pinnacle Automation, Inc., 0 and
        100,000 shares designated, 62,524 shares issued and outstanding, respectively               --       6,252
    Preferred stock in treasury,  0 and 73 Series A Senior Cumulative Stock of  Pinnacle
        Automation, Inc.                                                                            --          (7)
                                                                                            ----------    --------
        Total redeemable preferred stock                                                            --      27,322

Net investment of Parent                                                                       (24,313)    (15,719)
                                                                                            ----------    --------
                                                                                             $ 168,331    $150,285
                                                                                            ----------    --------
                                                                                            ----------    --------

          See accompanying Notes to Consolidated Financial Statements

                    ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED MARCH 31,
                                                                   1996          1995
                                                                 ---------     --------
OPERATING ACTIVITIES:
  Net income (loss)                                              $(14,548)     $   326
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation                                                     716          668
     Amortization                                                     438          468
     Writeoff of purchased research and development costs          11,700
     Other                                                             10
     Deferred taxes, net of effect of acquisitions                   (769)         757
     Reduction of unamortized debt issue costs
       included in extraordinary loss                               2,963
     (Increase) decrease in current assets, excluding
       effect of acquisitions:
         Receivables                                                 (714)      (3,819)
         Accumulated costs and earnings in excess of
           billings on uncompleted contracts                       (4,309)      (1,700)
         Inventories                                                1,896       (1,421)
         Other assets                                                  17         (743)
     (Decrease) increase in current liabilities,
       excluding effect of acquisitions
        Accounts payable                                           (3,629)      (1,479)
        Accrued expenses                                           (2,265)        (636)
        Customer deposits                                           1,701        5,686
        Billings in excess of accumulated costs and
         earnings on uncompleted contracts                          2,248       (1,909)
        Deferred revenues                                             755         (343)
        Taxes payable                                                (616)       1,287
        Other liabilities                                           1,742         (730)
                                                                 ---------     --------
             Net cash used for operating activities                (2,664)      (3,588)
                                                                 ---------     --------
INVESTING ACTIVITIES:
  Acquisition of Weseley, net of cash acquired of $28             (14,972)
  Cash payments to dispose of Lewiston                               (191)        (306)
  Software development costs                                         (100)
  Additions to property, plant and equipment, net                  (1,543)        (459)
                                                                 ---------     --------
     Net cash used for investing activities                      $(16,806)     $  (765)
                                                                 ---------     --------

         See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                             THREE MONTHS ENDED MARCH 31,
                                                                   1996         1995
                                                                 --------    ---------
FINANCING ACTIVITIES:
  Proceeds of borrowings                                         $102,019     $ 13,625
  Payments of debt and capital leases                             (50,343)     (11,241)
  Redemption of preferred stock                                   (27,600)
  Investment of Parent                                              6,225          (12)
  Payments of debt issuance costs                                  (7,123)
                                                                 --------    ---------
     Net cash provided by financing activities                     23,178        2,372
                                                                 --------    ---------
  Net increase in cash and cash equivalents                         3,708       (1,981)

  Cash and cash equivalents, beginning of period                    3,405        2,580
                                                                 --------    ---------
  Cash and cash equivalents, end of period                       $  7,113     $    599
                                                                 --------    ---------
                                                                 --------    ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
     Interest on financings                                      $    610     $  1,418
     Income taxes                                                     132            0


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ATIVITIES:

  Alvey Systems, Inc. purchased Weseley Software Development Corp. in January 1996.
  In conjunction with the acquisition, liabilities were assumed as follows:

     Fair value of assets acquired                               $ 12,674
     Fair value assigned to goodwill                                4,923
     Cash paid concurent with the acquisition
        excluding cash acquired                                   (14,972)
                                                                 --------
     Liabilities assumed                                         $  2,625
                                                                 --------
                                                                 --------

         See accompanying Notes to Consolidated Financial Statements.

                    ALVEY SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF NET INVESTMENT OF PARENT
                                 (UNAUDITED)
                           (DOLLARS IN THOUSANDS)


         FOR THE THREE MONTHS ENDED                 NET INVESTMENT
         MARCH 31, 1996                              OF PARENT


         Balance December 31, 1995                    $(15,719)
            Net loss                                   (14,548)
            Net investment of Parent                     6,225
            Preferred stock dividend declared             (271)
                                                      --------
         Balance March 31, 1996                       $(24,313)
                                                      --------
                                                      --------


         See accompanying Notes to Consolidated Financial Statements.

                              ALVEY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements of Alvey Systems, Inc. ("Alvey" or the "Company") have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.   PRINCIPLES OF CONSOLIDATION, EARNINGS PER SHARE INFORMATION

     Alvey is a wholly-owned subsidiary of Pinnacle Automation, Inc. ("Pinnacle" or "Parent"). Pinnacle has no operations and no assets other than its investment in Alvey. The financial statements of the Company include the accounts of Alvey and Alvey's wholly-owned subsidiaries: McHugh Freeman & Associates, Inc. ("MFA"), Busse Bros., Inc. ("Busse"), The Buschman Company ("Buschman"), White Storage & Retrieval Systems, Inc. ("White"), Automation Equipment Corporation ("AEC") and Weseley Software Development Corp. ("Weseley"). All significant intercompany transactions, which primarily consist of sales, have been eliminated.

     Given the historical organization and capital structure of the Company, earnings per share information is not considered meaningful or relevant and has not been presented in the accompanying unaudited consolidated financial statements or notes thereto.

3.   ACQUISITIONS

     On January 29, 1996, Pinnacle, Alvey and MFA purchased all of the outstanding capital stock of Weseley for a purchase price of $15 million in cash. The acquisition was financed with a portion of the proceeds of the Debt Offering as described in Note 4. In addition, subject to the continued employment of the former principal shareholder of Weseley and certain other conditions, certain employees of Weseley have an opportunity to earn stay bonuses in the aggregate of $625,000 per year for each of eight years which will be charged to income in the year earned and employee incentive compensation up to an aggregate maximum of $13 million which will be charged to income when such amounts are estimatable and payment thereof is deemed probable.

     The following table sets forth pro forma income statement data for Alvey as if the Weseley acquisition had taken place on January 1, 1995. Such data reflects the application of the purchase method of accounting. Amounts have been preliminarily assigned to assets acquired and liabilities assumed based on estimated fair values as of the date of acquisition pursuant to valuations and other studies. This income statement data is unaudited and does not purport to represent the results of operations had the acquisition actually occurred on January 1, 1995.

                              PRO FORMA INFORMATION
                                 (in thousands)

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                                 (UNAUDITED)
                                             ------------------
                                               1996      1995
                                             -------    -------
     Net sales                               $80,902    $67,857
     Net loss before extraordinary loss       (1,049)       (90)
     Net loss                                 (3,042)       (90)

     The pro forma results of Weseley for the quarters ended March 31, 1996 and 1995 include actual results of Weseley for the periods prior to and since the date of acquisition and certain pro forma adjustments. Based on the results of an independent appraisal, $11.7 million of the Weseley purchase price was allocated to purchased research and development costs at the date of acquisition and was recorded as research and development expense in Alvey's consolidated statement of operations during the quarter ended March 31, 1996. This research and development expense has been excluded from the pro forma statement of operations as it represents a non-recurring charge to income which results directly from the Weseley acquisition. Additional goodwill amortization resulting from the

     Weseley purchase price allocation is incorporated and is being amortized over a period of 10 years.

4.   DEBT OFFERING AND RECAPITALIZATION OF PINNACLE
     On January 24, 1996, Alvey issued and sold $100 million of 11 3/8% Senior Subordinated Notes due 2003 (the "Debt Offering"). The proceeds of the Debt Offering were used to repay all of Alvey's outstanding senior indebtedness and certain other indebtedness, fund the acquisition of Weseley, pay transaction fees, fund a dividend to Pinnacle of $21.5 million and provide working capital for the ongoing operation of Alvey. As a result of the repayment of the outstanding senior indebtedness, the Company recorded an extraordinary loss of $2.0 million representing the writeoff of related debt issuance costs and debt prepayment penalties, net of tax. In accordance with the terms of the Debt Offering, Alvey filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the 11 3/8% Senior Subordinated Notes for a new issue of debt securities of Alvey registered under the Securities
     Act of 1933 with terms substantially identical to those of the 11 3/8% Senior Subordinated Notes. Such registration statement was declared effective on May 9, 1996. In addition, concurrent with the consummation of the Debt Offering, Pinnacle sold $30 million in preferred stock and warrants (the "Preferred Stock Offering"). The proceeds of the Preferred Stock Offering, together with the dividend from Alvey to Pinnacle, were used to buy back certain shares of Pinnacle's outstanding common stock and to redeem certain shares of its outstanding preferred stock which had been pushed down to Alvey's consolidated financial statements. The preferred stock and warrants from the Preferred Stock Offering have not been pushed down to Alvey's consolidated financial statements as such preferred stock and warrants are not exchangeable into securities of Alvey. While Alvey has not guaranteed, nor is it contingently obligated with respect to the preferred stock and warrants issued in the Preferred Stock Offering, Pinnacle has no financial resources, other than from Alvey and Alvey's operating subsidiaries, to satisfy cash requirements relative to these shares.

5.   REVOLVING CREDIT FACILITY
     Concurrently with the consummation of the Debt Offering, Alvey entered into a credit agreement for a $30 million revolving credit facility (the "Revolving Credit Facility ") which is guaranteed by Pinnacle, Alvey and by each direct and indirect subsidiary of Alvey. Indebtedness of Alvey under the Credit Agreement is secured by substantially all of the personal property of Alvey and its subsidiaries, all capital stock of Alvey and 100% of the capital stock of its domestic subsidiaries (other than the portion of the shares of capital stock of Busse which are pledged to secure certain non-compete payments). Indebtedness under the Revolving Credit Facility will bear interest at a rate based (at Alvey's option) upon (i) the Base Rate (as defined in the Revolving Credit Facility) plus 1.50% or (ii) the Euro-dollar Rate (as defined in the Revolving Credit Facility) for one, two, three, six or, if available, nine or twelve months, plus 2.5%; provided, however, the interest rate margins are subject to 0.25% reductions in the event Alvey meets certain performance targets. The Revolving Credit Facility is due January 24, 2001. At March 31, 1996 there were no borrowings outstanding under the Revolving Credit Facility.

6.   REINCORPORATION
     Effective January 16, 1996, the Company reincorporated in the State of Delaware under the name Alvey Systems, Inc. The Company historically conducted business as a Missouri corporation under the name Alvey, Inc.

7.   SUPPLEMENTAL BALANCE SHEET INFORMATION
     Accrued expenses include the following, (dollars in thousands):

                                               MARCH 31,   DECEMBER 31,
                                                 1996         1995
                                              (unaudited)
                                              ----------   ------------
     Project expenses                            $ 4,704       $ 4,013
     Bonuses, incentives and profit sharing        4,829         7,507
     Wages and salaries                            1,739         2,407
     Vacation and other employee costs             6,940         7,064
     Plant disposal costs                            928         1,119
     Other expenses                                6,752         5,654
                                              ----------   ------------
                                                 $25,892       $27,764
                                              ----------   ------------
                                              ----------   ------------

8.   STOCK OPTIONS
     Management employees have received options to purchase Pinnacle common stock which were granted at exercise prices which approximated fair market value of the shares at the dates of grant. Certain of these shares vest based on performance while others vest over a period of employment. The option term expires in periods ranging from eight to ten years subsequent to the grant date. For the period ended March 31, 1996, these options are summarized as follows:

                                                             SHARES SUBJECT
                                              AVERAGE PRICE     TO OPTION

          Exercisable at January 1, 1996          $20.53          36,691

          Options granted in 1996                  30.24          58,375
                                                                --------
          Exercisable at March 31, 1996            26.49          95,066
                                                                --------
                                                                --------

     In October 1995, the Financial Accounting Standards Board issued SFAS No.
     123

     "Accounting for Stock-Based Compensation" ("SFAS 123"), which addresses accounting for stock option, purchase and award plans. SFAS 123 specifies that companies utilize either the "Fair value based method" or the "Intrinsic value based method" for valuing stock options granted. The Company currently utilizes and expects to continue to utilize the "Intrinsic value based method" for valuing stock options granted when it adopts SFAS 123. It is anticipated that the Company will adopt SFAS 123 in the fourth quarter of 1996. The Company anticipates that, when adopted, SFAS 123 will have no material effect on consolidated financial position or results of operations.

9.   COMMITMENTS AND CONTINGENCIES
     The Company is involved in various litigation consisting almost entirely of product and general liability claims arising in the normal course of its business. After deduction of a per occurrence self-insured retention, the Company is insured for losses of up to $17 million per year for products and general liability claims. The Company has provided reserves for the estimated cost of the self-insured retention; accordingly, these actions, when ultimately concluded, are not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

     At December 31, 1995, Alvey had two agreements with related parties under which Alvey received investment banking and other consulting services. These agreements were to terminate in the years 2000 and 2002, respectively. The agreements required annual payments by Alvey totaling $500,000 plus out-of-pocket expenses. In addition, Alvey was required to pay an aggregate 2% investment banking fee on the total amount of consideration paid or received through a merger, consolidation or sale of more than 10% of Alvey's assets or outstanding securities, or the acquisition of assets or stock of another company. In January 1996, concurrent with the Debt Offering, (see Note 4), these agreements were terminated at a cost of $1.4 million. Effective January 24, 1996, Pinnacle established consulting agreements with two related parties whereby the Company is obligated to payments of $350,000 per year plus expenses and, under one contract, annual increases of up to 3%. Additionally, the Company is obligated to compensate one related party for certain merger, acquisition and financing transactions. Costs of these agreements, including the termination fee, are included in other expense, net in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in the following discussion, the words "believes", "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Alvey Systems, Inc. for the three months ended March 31, 1996 compared to the three months ended March 31, 1995. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, net sales and categories of expenses, including "Other expense, net", in thousands of dollars and as a percentage of net sales.

                                       THREE MONTHS ENDED MARCH 31,
                                                (unaudited)
                                       1996     %       1995     %
                                    --------  ------  -------  ------
Net sales                           $ 80,717  100.0%  $67,008  100.0%
Cost of goods sold                    61,235   75.9    51,485   76.8
                                    --------          -------
  Gross profit                        19,482   24.1    15,523   23.2

Selling, general & administrative
 expenses                             15,309   19.0    11,828   17.7
Research & development expenses          639    0.8       438    0.7
Writeoff of purchased R&D             11,700   14.5
Amortization expense                     438    0.5       468    0.7
Other expense, net                     1,372    1.7        48    0.1
                                    --------          -------
   Operating income (loss)            (9,976) (12.4)    2,741    4.1
Interest expense                       2,504    3.1     2,074    3.1
                                    --------          -------
   Income (loss) before income
     taxes and extraordinary loss    (12,480) (15.5)      667    1.0
Provision for income taxes                75    0.1       341    0.5
                                    --------          -------
Net income (loss) before
   extraordinary loss                (12,555) (15.6)      326    0.5
 Extraordinary loss, net              (1,993)  (2.5)
                                    --------          -------
   Net income (loss)                $(14,548) (18.0)  $   326    0.5
                                    --------          -------
                                    --------          -------

          COMPARISON OF THE QUARTER ENDED MARCH 31, 1996 TO THE QUARTER
                              ENDED MARCH 31, 1995

NET SALES were $80.7 million for the quarter ended March 31, 1996, representing an increase of $13.7 million, or 20.4% over net sales of $67.0 million for the quarter ended March 31, 1995. Sales increases were realized at each of the Company's operating subsidiaries with Weseley, acquired January 29th, accounting for $623,000 of the increase. Sales, including intercompany sales, were particularly strong at Buschman, increasing $5.5 million, or 27.2% over sales for the first quarter of 1995. This revenue increase reflects the continuing demand for integrated and systems projects as sales of these systems increased $4.0 million, or 45.0% over the same period of 1995. In addition, Buschman's significantly higher backlog (31.1%), at the beginning of the current quarter compared to the same period in the prior year provided the necessary base for operating at this significantly higher production level. Continuing strong demand for warehouse management systems and work force productivity improvements provided sales increases at MFA of $2.1 million or 24.7% for the quarter ended March 31, 1996 over the same period of 1995. Despite a temporary shortage of specialized engineering resources and plant capacity, revenues at Alvey increased $4.6 million or 17.9% over the same period of 1995.

NEW ORDER BOOKINGS were $74.5 million for the quarter ended March 31, 1996 representing an increase of $5.2 million, or 7.6% over the quarter ended March 31, 1995. The inclusion of recently acquired Weseley accounted for $2.5 million of this increase. Absent significant growth in first quarter new order bookings, the order backlog remains strong at $139.5 million which is $23.4 million or 20.1% above the level at March 31, 1995. This backlog provides the basis for continuing strength in second quarter sales.

GROSS PROFIT was $19.5 for the quarter ended March 31, 1996, an increase of $4.0 million, or 25.5% over the quarter ended March 31, 1995. Gross margins, as a percent of sales, were 24.1% for the first quarter of 1996, an increase of .9 percentage points over the same period of 1995. Approximately $3.0 million of the increase in gross profit is attributable to the year-over-year growth in net sales, with an additional $480,000 attributable to improved margins, both amounts excluding Weseley as its inclusion in 1996 results accounted for only $443,000 of the increase. Improved gross margin percentages were recorded at each of the operating companies except Alvey. These improved percentages are generally a result of greater utilization of the work force attributable to the higher sales volume and improved productivity, particularly at Buschman and MFA. Gross margin as a percent of sales decreased at Alvey primarily due to cost overruns on a variety of projects. These overruns are attributable to additional cost incurred on a major project utilizing first-time product applications and the unfavorable effects of operating at levels above practical capacity. Management believes the additional capacity expected to be available in the fourth quarter of 1996 will provide the opportunity to improve the efficiency of Alvey's work force.

SELLING, GENERAL AND ADMINISTRATIVE expenses (SG&A) were $15.3 million for the quarter ended March 31, 1996 representing an increase of $3.5 million or 29.4% over the quarter ended March 31, 1995. This increase is primarily attributable to sales commissions and expenses associated with increased revenues at each of the operating entities, the growth of two marketing and sales support teams at Alvey, responsible for integrated systems and design services, increased charges for annual bonuses and profit sharing based upon individual company performance, non-recurring charges associated with the placement and reorganization of senior management at White and the first-time inclusion of Weseley.

As a percentage of sales, selling, general and administrative expenses increased to 19.0% for the first quarter of 1996 from 17.7% for the same period of 1995. This increase is a result of the non-recurring charge recorded during the quarter related to the reorganization at White, resulting in a .5 percentage point increase, and the inclusion of Weseley where SG&A expenses are significantly higher as a percentage of sales and result in a .4 percent increase for the quarter. Additionally, bonuses and profit sharing were 3.1% of sales during the current quarter compared to 2.5% for the same quarter of 1995.

RESEARCH AND DEVELOPMENT EXPENSES were $639,000 for the first quarter of 1996, an increase of $201,000 or 45.9% compared to $438,000 for the first quarter of 1995. Research and development expenses increased primarily as a result of the inclusion of Weseley ($90,000), as they continue the development of a client server based suite of software products, cost to develop equipment at White ($65,000) for specific applications in the meat industry, and the continuing development of a new generation bulk palletizer at Busse ($34,000).

OTHER INCOME/EXPENSE, net was expense of $1.4 million for the quarter ended March 31, 1996 compared to expense of $48,000 for the quarter ended March 31, 1995. This increase of $1.3 million is primarily attributable to the termination of the Raebarn management agreement in connection with the refinancing and recapitalization transactions described in the following section which totaled $1.4 million.

OPERATING INCOME for the quarter ended March 31, 1996 was a loss of $10.0 million. However, excluding non-recurring charges of $13.1 million resulting from the $11.7 million write-off of purchased research and development costs associated with the acquisition of Weseley (see Note 3 to the unaudited consolidated financial statements for further discussion) and the $1.4 million expense associated with the termination of the Raebarn management agreement, operating income would have been $3.2 million, representing an increase of $428,000 or 15.6 % compared to operating income for the quarter ended March 31, 1995. As a percentage of sales, and excluding the non-recurring charges, operating income decreased to 3.9% in the first quarter of 1996 compared to 4.1% for the same period of 1995. This decrease is primarily attributable to the 1.3 percentage point increase in selling, general and administrative expense, reduced in part by the .9 point increase in gross profit margins; both as further explained above.

INTEREST EXPENSE increased to $2.5 million for the quarter ended March 31, 1996, representing a $430,000 or 20.7% increase as compared to the $2.1 million for the period ended March 31, 1995. This increase reflects the higher level of borrowings during the quarter resulting from the issuance of the $100 million Senior Subordinated Notes on January 24, 1996, the higher interest rate, 11.375%, on these notes and the increased non-cash charges relating to the amortization of debt issuance cost also associated with the Senior Subordinated Notes.

INCOME TAXES on continuing operations were $75,000 for the quarter ended March 31, 1996, representing a decrease of $266,000 or 78.0% from the $341,000 tax expense for the first quarter of 1995. The significant difference between the effective tax rate on loss before income taxes and extraordinary items and the expected statutory rates is attributable to the non-deductibility of expenses related to the writeoff of purchased research and development and the amortization of goodwill.

EXTRAORDINARY LOSS, net of tax benefit of $1.3 million was $2.0 million for the quarter ended March 31, 1996 compared to $0 for the same period of 1995. This extraordinary loss represents the writeoff of debt issuance cost and related debt prepayment penalties, net of tax, resulting from the early extinguishment of the Company's debt as part of the recapitalization. (See
Note 4 to the unaudited consolidated financial statements for further discussion).

NET INCOME was a loss of $14.5 million for the quarter ended March 31, 1996, a decrease of $14.9 million from the quarter ended March 31, 1995. This decrease is a result of the $13.1 million of non-recurring charges and the $2.0 million extraordinary loss, net of income taxes, discussed above. Excluding non-recurring charges and extraordinary loss, net income would have been approximately $14.6 million higher than reported.

LIQUIDITY AND CAPITAL RESOURCES

CASH USED FOR OPERATING ACTIVITIES. During the three months ended March 31, 1996 and 1995, cash used for operating activities was $2.7 million and $3.6 million, respectively. This $924,000 decrease in the use of cash is primarily attributable to a decrease in working capital and other cash resources required to fund operations. First quarter funding of annual profit sharing plan contributions, incentive compensation and bonus plans, disproportionate tax withholding requirements and certain insurance and professional services generally result in a high use of cash in the first quarter.

CAPITAL EXPENDITURES for the three months ended March 31, 1996 and 1995 were $1.5 million and $459,000, respectively. Expenditures increased for 1996 as a result of the capital expansion projects in process at Alvey and Busse. The Company is funding these projects, including purchases of machinery and equipment, through available cash and, if necessary, existing credit facilities. Management anticipates that current year capital expenditures will approximate $12.2 million, including $7.2 million for the two expansion projects, and that 1997 capital expenditures will approximate $7.0 million which includes an additional $1.5 million to complete the purchase of machinery and equipment for the expansion projects.

RESEARCH AND DEVELOPMENT COSTS. As described in Note 3 to the Company's financial statements, approximately $11.7 million of the Weseley purchase price was allocated to purchased research and development and charged to expense in the quarter ended March 31, 1996. The purchased research and development relates to the TRACS Version 3.0 product of Weseley. The Company expects to incur between $500,000 and $800,000 of additional research and development expenditures in the last three quarters of 1996 in connection with TRACS Version 3.0.

ACQUISITIONS. The Company expended $15.0 million, net of cash acquired and excluding professional fees, to acquire Weseley on January 29, 1996. This acquisition was financed primarily with proceeds from the issuance of the $100 million Senior Subordinated Notes. (See Notes 3 and 4 to the unaudited consolidated financial statements for further discussion).

DEBT OFFERING AND RECAPITALIZATION OF PINNACLE. Since the financing transaction which was completed in January 1996, Alvey has had senior bank debt available with NationsBank, N.A. consisting of a $30 million Revolving Credit Facility which matures in 2001. Borrowings under the credit facility initially bear interest at the Base Rate (as defined in the Credit Agreement) plus 1.5% or the Eurodollar Rate (as defined in the Credit Agreement) plus 2.5% at Alvey's option, with a step down in rates based upon achieving predefined earnings objectives. Borrowings under the Revolving Credit Facility are guaranteed by Pinnacle, Alvey and subsidiaries of Alvey. At March 31, 1996 there were no borrowings outstanding under the Revolving
Credit Facility.   Pursuant to the Debt Offering (see Note 4 to unaudited
consolidated financial statements), Alvey has $100 million of Senior Subordinated Notes (Notes) which are due in January 2003. Interest on the Notes is payable semiannually commencing in July 1996.

As a result of the recapitalization, Pinnacle has $23.0 million of Pinnacle Series A Preferred Stock, $7.0 million of Pinnacle Series C Preferred Stock and approximately $11.3 million of Pinnacle Series B Preferred Stock outstanding, together with warrants to purchase up to 256,075 shares of Pinnacle Common Stock. Dividends on the Pinnacle Series A, B and C Preferred Stock are payable quarterly. The preferred stock and warrants from the Preferred Stock Offering have not been pushed down to Alvey's consolidated financial statements as such preferred stock and warrants are not exchangeable into securities of Alvey. While Alvey has not guaranteed nor is it contingently obligated with respect to any such series of Preferred Stock, Pinnacle has no financial resources, other than from Alvey and Alvey's operating subsidiaries, to satisfy cash requirements relative to these preferred shares.

USE OF PROCEEDS. The Company applied the net proceeds of the Debt Offering in the following manner: (i) approximately $46.2 million was used to repay the Company's outstanding senior indebtedness; (ii) approximately $2.3 million was used to repay the Company's outstanding 11.95% Unsecured Subordinated Debt Agreement; (iii) approximately $21.5 million was distributed as a dividend from Alvey to Pinnacle, which, together with the net proceeds from the Preferred Stock Offering, was used by Pinnacle to fund, in part, the cash necessary to buy back certain shares of Pinnacle's outstanding common stock ($23.8 million) and to redeem certain shares of Pinnacle's outstanding preferred stock ($25.3 million); and (iv) approximately $8.9 million will be used for general corporate purposes in 1996. Prepayment penalties of $371,000 were incurred in connection with the repayment of debt. In addition, the Company used $15.0 million of the proceeds of the Debt Offering to consummate the Weseley Acquisition in January 1996 and intends to use, if necessary, borrowings under the Revolving Credit Agreement to finance approximately $8.7 million of capital expenditures, of which approximately $7.2 million will be spent in 1996, related to the construction and equipping of two new manufacturing facilities.

ONGOING CASH FLOWS FROM OPERATIONS. Based on its ability to generate funds from operations, the Company believes that it will have sufficient funds available to meet its currently anticipated operating, debt service and capital expenditure requirements with minimal, if any, additional borrowings. In addition, the Company expects to continue to acquire businesses, although, no acquisitions are pending or contemplated. The Company believes that its funds from operations will be sufficient to meet its short-term capital requirements and that such funds, together with available funds under the Credit Agreement, will be sufficient to meet its long-term capital requirements, including capital requirements related to potential acquisitions.

BACKLOG. As of March 31, 1996 the Company had a backlog of $139.5 million, as compared to $116.1 million and $143.9 million as of March 31, 1995 and December 31, 1995, respectively. The Company's backlog is based upon firm customer commitments that are supported by purchase orders, other contractual documents and cash payments. While the level of backlog at any particular time may be an indication of future sales, it is not necessarily indicative of the future operating performance of the Company. Additionally, certain backlog orders may be subject to cancellation in certain circumstances. The Company believes that approximately 95% of orders in backlog at March 31, 1996 will be shipped within one year.

PART II.  OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 10.28 Termination Agreement with Donald J. Weiss, dated April 26, 1996 by and among Pinnacle Automation, Inc., Alvey Systems, Inc., White Storage and Retrieval Systems, Inc. and Donald J. Weiss.

     (b) No current reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALVEY SYSTEMS, INC.

                                   /s/ James A. Sharp
                                   ------------------------------------

Date:  May 13, 1996                James A. Sharp
                                   Vice President, Finance
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)