Form 10-K/A
period 1995-12-31
ALVEY SYSTEMS INC
filed 1996-06-28
CIK 1011066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


                                  FORM 10-K/A



(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended December 31, 1995

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from            to
                               ----------    ----------



Commission file number 333-2600

                               ALVEY SYSTEMS, INC.
                              ---------------------





                                (Exact name of Registrant as specified in its charter)
                       DELAWARE                                                       43-0157210

    (State or other jurisdiction of incorporation or                    (I.R.S. Employer Identification Number)

                     organization)

              101 S. Hanley Street, Suite 1300

                   St. Louis, Missouri                                                   63105

           (Address of principal executive offices)                                   (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (314) 863-5776

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                  TITLE OF EACH CLASS                                              NAME OF EACH EXCHANGE
                                                                                     ON WHICH REGISTERED
  SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                        NONE                                                               NONE

                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No  X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
 X

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is zero as all of the outstanding shares of the Company's Common Stock, $0.01 par value per share (the "Common Stock"), are held by Pinnacle Automation, Inc., a Delaware corporation.


 The number of shares of Common Stock outstanding as of March 31, 1996 was 1,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
See Exhibit Index.

     PART I                                                           1

     ITEM 1.   BUSINESS                                               1
     ITEM 2.   PROPERTIES                                             20
     ITEM 3.   LEGAL PROCEEDINGS                                      20
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    20

     PART II                                                          21

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                    21
     ITEM 6.   SELECTED FINANCIAL DATA                                21
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                    21
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            34
     ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING  AND FINANCIAL DISCLOSURE                   34

     PART III                                                         34

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT     34
     ITEM 11.  EXECUTIVE COMPENSATION                                 37
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT                                             40
     ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         41

     PART IV                                                          45

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K                                               45
               SIGNATURES                                             48

                                     PART I
ITEM 1.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  BUSINESS

     OVERVIEW


     Alvey Systems, Inc., a Delaware corporation ("Alvey", or the "Company") and a wholly-owned subsidiary of Pinnacle Automation, Inc., a Delaware corporation ("Pinnacle"), together with its five operating subsidiaries, is a MATERIALS HANDLING AND INFORMATION SYSTEMS company which produces equipment and related software and controls that enable manufacturers, distributors and retailers to operate their manufacturing plants, distribution centers and warehouses more efficiently. In connection with providing equipment and software, the Company's engineers and sales force work closely with its customers to analyze their specific manufacturing, distribution and warehousing needs and to design customized systems that improve its customers' efficiency and reduce their costs. As a full-service provider of materials and information handling products and services, the Company is uniquely positioned to offer to its customers integrated systems comprised of combinations of equipment, software and controls. The Company believes that its ability to offer both engineering design services as well as the equipment and related software necessary to implement integrated solutions to materials handling needs provides a distinct competitive advantage.

     The Company manufactures a broad range of materials handling equipment such as palletizers, depalletizers, conveyors, carousels and sorters which automate the physical acts of loading, unloading, sorting and transporting raw materials and finished products. In addition to moving materials, the Company's integrated systems incorporate advanced software and controls developed by the Company to collect data, process information and provide real-time feedback with respect to equipment performance and materials processing. While a majority of the Company's revenues are attributable to the manufacture and sale of equipment, approximately 45% of total revenues result from product support functions and non-manufactured products delivered in connection with sales of the Company's equipment. Such revenues are generated from engineering, software license fees, computer support services, systems and equipment maintenance, computer hardware and peripheral equipment, and the integration and installation of these products.

     For customers applying materials handling and information solutions to manufacturing applications, the Company offers products designed to (i) automate and accelerate the input of materials into a manufacturing line, (ii) track and transport finished products within a manufacturing facility, distribution center or warehouse and (iii) automate the palletizing of finished goods. The Company's customers, in large part, use the Company's products to sort (as used herein, the term "sort" and sortation mean the segregation of packages destined for different locations), transport and palletize large quantities of relatively small-sized products, such as beverages, canned and bottled goods and personal consumer goods. For warehousing and distribution applications, the Company offers conveyor and carousel systems to sort, track and transport goods, and advanced software systems which monitor and optimize the movement and shipment of products.


     Through a combination of management initiatives, new product developments and acquisitions, the Company has achieved rapid growth in sales and operating performance. The Company's sales have increased from $72.3 million in 1989 to $288.0 million for the year ended December 31, 1995. The principal factors contributing to the Company's rapid growth in sales and operating performance listed in their order of importance include new product offerings and management initiatives, and acquisitions of complementary business. EBITDA has increased from $4.2 million in 1989 to $20.1 million for the year ended December 31, 1995. As of December 31, 1995, the Company's backlog reached $143.9 million, an increase of approximately 26% from a backlog of $114.5 million at December 31, 1994.



PRODUCTS

     The Company believes that each of its operating entities is a leading manufacturer in each of its principal markets. The Company operates through the entities described below:

     ALVEY SYSTEMS, INC.: Manufactures and sells case palletizers and depalletizers, case and pallet conveyors, related custom products and software and controls which are sold to end users by a nationwide network of direct sales personnel and independent representatives. Palletizers are large machines, operated by programmable controls, that receive packaged products (typically case goods) from a conveyor delivery system and deliver them to a pallet conveyor take away system. The palletizer sequentially arranges individual packages and groups them into rows and layers to form predetermined patterns which are stacked onto a pallet or into a unit load, producing a stable cube for efficient handling and shipping. Depalletizers unload palletized products for further handling in the distribution process. Conveyor systems are used to move products from one location to another and can be designed to sort, feed or perform a number of different applications. Alvey primarily serves the segment of the materials handling market that focuses on manufacturers of food, beverages, paper, soap, detergent and other consumer products.


     Alvey's annual net sales (excluding net sales of AEC) have increased 126% since its acquisition by Pinnacle in August 1988 and currently represent approximately 36% of the Company's total net sales. The Company believes that this increased revenue is virtually entirely attributable to management's initiatives which include the development and introduction of new or improved products. Management's primary initiative to increase revenues at Alvey was to assemble experienced and highly qualified sales and marketing personnel and develop the necessary products to support their efforts. Management believed this would provide Alvey the means to further penetrate its traditional manufacturing market and provide the sales and consulting expertise to become a significant competitor in the more rapidly growing warehousing and distribution segment of the materials handling market. To fully support marketing efforts, Alvey found it necessary to re-engineer many of its conveyor products and develop new equipment such as the case depalletizer used primarily in warehouse applications. In addition, the engineering and manufacturing managers recruited subsequent to 1988 brought new ideas and processes which have resulted in a complete redesign of Alvey's entire palletizer and pallet conveyor product lines. With the acquisition of Buschman in 1992, responsibility for marketing major systems to the warehouse and distribution market segments was shifted from Alvey to Buschman, and a number of senior marketing managers were transferred to Buschman. This shift of responsibilities and transfer of personnel has resulted in lower sales growth at Alvey, while increasing Buschman's sales growth for 1993 and each subsequent year.



     Earnings before interest, income taxes, extraordinary items, depreciation and amortization expense and management fees ("EBITDAM") at Alvey has increased by approximately 184% since 1988. While benefiting from the significant increase in volume, EBITDAM, as a percentage of sales, has increased 25% as a result of certain cost reduction and productivity programs initiated by management. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


     AUTOMATION EQUIPMENT COMPANY: Manufactures gantry robots which can be utilized in stacking applications, including the rapidly growing mixed-load and multi-station palletizer market. Gantry robots are machines that access a large rectangular work area. They can be customized and combined with a variety of control software to accomplish various tasks such as in-process materials handling and the stacking of cases, bags, drums and pails. One gantry robot can service ten or more stacking positions. Gantry robots generally have slower cycle times than Alvey's high-speed palletizers, but offer flexibility in product handling and can handle extremely heavy product loads. AEC operates as a division of Alvey. AEC's robots are sold directly and in conjunction with Alvey's sales force.


     AEC's annual net sales have increased 220% since its acquisition in August 1994 and currently represent approximately 0.8% of the Company's total net sales. The Company believes that this dramatic increase in sales resulted from the ability to offer AEC's products through Alvey's much larger marketing organization and the benefits attendant to being associated with a larger and more diversified company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     BUSSE BROS., INC.: Manufactures bulk palletizing and depalletizing systems which are sold directly and in conjunction with Alvey's sales force. Busse's bulk palletizers palletize empty containers, such as cans and bottles, for shipment to consumer product manufacturers, by building layers of containers separated by plastic or paperboard sheets. Depending upon specifications, the palletizer will build a designated number of layers. The pallet load of containers will then be strapped down to secure and stabilize the load. When a pallet of containers arrives at the filling location, containers must be removed from the pallet and fed into a production line where they will be washed, filled and then capped or seamed. Busse's bulk depalletizers accept the pallet of containers and systematically sweep each layer of containers off the pallet and onto conveyors that take the containers into the production line. Busse's products serve the manufacturing phase of the industry segments as to which Alvey serves the distribution phase, and Busse also serves the container manufacturers that supply these industries.


     Busse's annual net sales have increased 195% since its acquisition in April 1992 and currently represent approximately 6% of the Company's total net sales. The Company believes that this significant sales growth is primarily attributable to the recruitment of experienced marketing personnel at Busse and utilizing Alvey's much larger sales force to offer Busse products to existing customers of Alvey. Another factor contributing to this increase in sales was the availability in 1993 of Busse's redesigned bulk depalletizers which has accounted for 40-60% of Busse's sales in recent years. Busse has grown from basically a break-even operation in 1991 and 1992 to generate EBITDAM of approximately 9% of sales in 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


     THE BUSCHMAN COMPANY: Manufactures and sells a broad range of case conveyors, controls, related products and software which are sold to end users through its direct sales force, through a national network of independent distributors and systems integrators and through the sales forces of Alvey and White. Buschman sells standard conveyor and sortation products and modified conveyor equipment as well as high-speed sortation systems, engineering, controls, outside-purchased subsystems (such as bar code scanners) and/or installation services. In addition, Buschman sells materials flow systems for warehouses and distribution centers which are more complex in design and include high-speed sortation, sophisticated control software and communications and involve sophisticated engineering, project management and installation services. These systems are designed to customer and/or consultant specifications through Buschman's "design and build" process. Buschman primarily serves the warehouse and distribution systems markets that perform the logistics operations required to deliver a finished product from a warehouse or distribution center to a retail store. Buschman also provides case conveyors used in systems sold by White and provides case conveyors for systems sold by Alvey to the extent the conveyors used in such systems are not directly manufactured by Alvey.


     Buschman's annual net sales have increased approximately 78% since its acquisition in October 1992 and currently represent approximately 24% of the Company's total net sales. The Company believes that this increase in net revenues has resulted primarily from management's initiative to reposition the Company as a premier supplier of material handling solutions to the warehouse and distribution market segment. This repositioning has been accomplished by an aggressive marketing effort targeted at those customers requiring complex solutions and ongoing services. Buschman's marketing efforts have benefited from the transfer of senior managers from Alvey in 1992 and the recruitment of additional highly qualified personnel. To support these marketing efforts and provide superior solutions capabilities, Buschman redesigned its product line, including products previously manufactured by Alvey, and introduced what it believes to be state-of-the-art sortation equipment and systems software.


     Buschman's EBITDAM (as defined above) were depressed in 1993 and 1994 primarily due to the costs associated with (i) consolidating the manufacture of Alvey's conveyor products in Buschman's expanded facility, (ii) redesigning and standardizing the product lines, (iii) recruiting additional marketing personnel, (iv) recruiting and training approximately 200 additional product employees, net of turnover and (v) pursuing aggressive marketing efforts, particularly with strategic national accounts. However, in 1995, management's efforts produced significant results as Buschman recorded record earnings. As a percentage of gross sales, earnings increased to levels above those realized before its 1992 acquisition. This is particularly significant in that Buschman now supplies large quantities of hardware sold at negotiated lower margins, which supports Alvey's case conveyor requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     WHITE STORAGE & RETRIEVAL SYSTEMS, INC.: Manufactures and sells a broad line of horizontal carousels, vertical carousels, power columns, movable aisle systems and related software and controls which are sold to end users through its direct sales force and through a national dealer network. Horizontal carousels are rotating storage devices which store and move parts to the point of need, whether an operator workstation, an automated inserter/extractor or another robotic interface device. Vertical carousels are similar to horizontal carousels except that the carousel travels in a vertical plane, like a ferris wheel. The power column is a modular automated vertical lift device within which an inserter/extractor retrieves trays from internal shelving and delivers them to an accessible location. Movable aisle storage systems double the storage density of an area by enabling existing fixed shelving to move on rollers, allowing an operator to open an aisle between any two rows of shelves. White also manufactures a heavy duty pallet moveable aisle system for warehousing applications which utilizes a customer's existing pallets or racking. White has developed, and continues to develop, a line of standard software products which interface with carousels, power columns and other systems. These software products range from basic systems that bring a designated carousel bin to an operator, to more advanced inventory management systems that control multiple operations and interface with the user's central computer system. White serves the warehouse and distribution systems markets, and, in addition, its storage and retrieval products are used in a broad range of manufacturing and office applications.

     White's net sales have decreased 11% since its acquisition in December 1993 and currently represent approximately 19% of the Company's total net sales. Prior to its acquisition by the Company, White purchased equipment for resale to its customers and included the sales price of such purchased equipment in its annual net sales. Subsequent to its acquisition by the Company, various product and customer responsibilities have been realigned. This has resulted in certain products previously purchased and resold by White to be produced or otherwise furnished by other operating units of the Company. Accordingly, the net annual sales of these products are now reflected at the respective operating unit rather than White. The effect of this change in product and customer responsibility accounts for a portion of the reduction in White's annual net sales since its acquisition by the Company. Since its acquisition in December 1993, earnings at White have decreased primarily as a result of lower sales volumes as discussed above and the investments in additional resources and information systems undertaken during this period. Although no assurances can be given, management believes the initiatives introduced since the acquisition of White will ultimately produce a favorable earnings trend similar to those realized from each prior acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


     MCHUGH, FREEMAN & ASSOCIATES, INC.: Designs and installs warehouse management software systems which incorporate radio frequency equipment and computers. Warehouse management systems maintain control over inventory storage locations, people and equipment. These systems track inventory on an interactive, real-time basis from the point of receiving through shipping. The systems communicate with a central computer to obtain and provide strategic data. Systems employ barcoded "license plates" which identify and allow the tracking of items, lot or model, storage locations, employees and picking containers. The license plates are read by a bar code scanner and transmitted by a radio frequency terminal. MFA provided custom systems until late 1994, when it introduced its DMPLUS "standard product," which has been selected by General Electric as its warehouse management system of choice. In the future, MFA will offer both custom and "standard product" solutions. For the twelve months ended December 31, 1995, custom and "standard product" warehouse management systems represented 77% and 23%, respectively, of MFA's total net sales. The Company anticipates that "standard product" sales will represent a larger percentage of MFA's total net sales in the future. MFA designs and installs warehouse management software systems primarily for the distribution marketplace.


     MFA's annual net sales have increased 1,530% since its acquisition in May 1989 and currently represent approximately 13% of the Company's total net sales. The Company believes that this significant increase in revenues was originally attributable to management's efforts to position MFA as a provider of high quality, functional software to Fortune 500 customers requiring systems at a number of locations. This strategy has allowed MFA to create customer-specific systems which can be implemented throughout an organization while requiring less customization, thus leveraging MFA's resources. More recently, the development of DM+ (a standardized product requiring little customization) has allowed MFA to reduce the cost to deliver a system which opens additional markets and improves MFA's competitive position.

     Since the acquisition of MFA in 1989, EBITDAM has grown at a rate higher than sales. In the years immediately following its acquisition, the growth in EBITDAM was suppressed by significant costs incurred in connection with the development of additional software offerings, the aggressive pursuit of multi-site accounts and the training of new employees, as employment was increasing at a rate of approximately 50% per year. Since 1992, EBITDAM, as a percentage of sales, has significantly exceeded that of any of the other manufacturing companies in the Pinnacle family. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     WESELEY SOFTWARE DEVELOPMENT CORP.: Pursuant to the stock purchase agreement, dated as of December 20, 1995, among Pinnacle, Alvey, MFA and Weseley, Weseley became a wholly owned subsidiary of MFA on January 29, 1996 (the "Weseley Acquisition"). MFA paid $15.0 million in cash for the outstanding capital stock of Weseley on the date of acquisition; in addition, subject to the continued employment of the former principal owner of Weseley and certain other conditions, certain designated employees of Weseley will have an opportunity to earn stay bonuses in the aggregate amount of $625,000 per year for each of eight years and performance-based employee incentive compensation up to an aggregate maximum of $13 million which would be payable over time as described below.


     The performance-based incentive compensation will be paid on an annual basis to eligible employees of Weseley and will be equal to 38.5% of Weseley's earnings before interest, taxes, extraordinary items, depreciation and amortization ("EBITDA") (excluding stay bonuses and incentive compensation for such year and certain other adjustments) in excess of $2.5 million until the first to occur of (i) payments in the aggregate amount of $13 million have been made or (ii) the eighth anniversary of the Weseley Acquisition. All or a portion of the performance-based incentive compensation would be deemed "earned" in the event that Weseley meets or exceeds certain financial targets established by the Company in any of the years ending December 31, 1996, 1997 or 1998, or meets or exceeds 90% of the targeted amount on a cumulative basis over such three-year period.


     Weseley develops, markets and supports transportation management products and services which enable companies to better manage their shipping processes, leading to lower freight costs and improved customer service. Pinnacle plans to integrate Weseley's transportation management systems with MFA's warehouse management systems, creating a high-quality, seamless supply chain logistics product. Weseley has successfully installed software systems at 131 sites for 29 leading companies in the United States, including General Electric and Sara Lee.

     The Weseley Acquisition is part of the Company's strategy to enhance its information systems expertise and to provide integrated solutions to a wide array of materials handling problems. The combination of MFA's warehouse management system with Weseley's transportation management system, which the Company believes can be integrated to operate as a single system, would link two integral stages of the materials handling chain.

     For the three years ended December 31, 1995, revenues at Weseley grew significantly. The introduction of Weseley's TRACS Version 3.0 product (a client server object-based operating system) in 1996 is expected to provide the product base to continue Weseley's growth. Earnings at Weseley prior to the date of its acquisition are not considered meaningful as Weseley generally followed a policy of paying employee bonuses and making profit-sharing contributions based upon available cash rather than earnings. Accordingly, in 1995, these significant payments exceeded earnings, which resulted in an operating loss. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     For integrated systems, where the products and expertise of the Company's subsidiaries are combined, a conveyor is typically the "linkage" that permits the movement of products through the manufacturing line or distribution system and software is the "enabler" that drives the entire system and provides needed information. Company systems typically include significant design and engineering work and turnkey installation services. Examples of some of the most common integrated systems sold by the Company include:

     CONSUMER PRODUCT MANUFACTURING LINES: Systems used by beverage manufacturers including Coca-Cola and food manufacturers such as Kellogg. These systems could include Alvey case palletizers, AEC robotic palletizers, Busse bulk depalletizers, Buschman conveyors and related software designed by MFA, Alvey or Buschman. Such systems typically range in price from $1 million to $10 million.

     WAREHOUSE AND DISTRIBUTION SYSTEMS: Systems used by retailers including Sears and Target, by independent wholesalers or by manufacturers in conjunction with a consumer product manufacturing line. A typical system could include Buschman conveyors, White carousels and related software designed by MFA, Alvey, Buschman or White. Such systems typically range in price from $1 million to $10 million.

     CONTAINER MANUFACTURING PLANTS: Systems used by can manufacturers including Metal Container Corporation (an Anheuser-Busch subsidiary), or bottle manufacturers including Ball Corporation. These systems could include Busse bulk palletizers and Alvey conveyors and related software. Such systems typically range in price from $300,000 to $1 million.

MEAT PRODUCTION SYSTEMS: Systems used by each of the four industry leaders in meat production. These specialized distribution systems could include Alvey case palletizers, Buschman conveyors, White carousels and related software designed by MFA, Alvey or White. Such systems typically range in price from $8 million to $12 million. The Company's initial success installing a revolutionary frozen meat distribution system for ConAgra's Monfort Beef division in 1994 is an example of the opportunities available in integrated systems. After the development and implementation of the integrated system for ConAgra, the Company has received orders for approximately $24 million of similar systems from ConAgra and other industry participants.


ENGINEERING AND SUPPORT SERVICES



     While a majority of the Company's revenues are attributable to the manufacture and sale of equipment, approximately 45% of total revenues result from product support functions and non-manufactured products delivered in connection with sales of the Company's equipment. Such revenues are generated from engineering, software license fees, computer support services, systems and equipment maintenance, computer hardware and peripheral equipment, and the integration and installation of these products. The Company's sales process generally starts with a consultation between Company engineers and a customer during which the Company assesses the customer's specific materials handling needs and designs a system consisting of the Company's equipment, including related software and controls, specifically tailored to meet such needs. The Company installs the system and works with the customer to insure that the system performs satisfactorily. After the system is operational, the Company continues to provide ongoing support and maintenance for the system and works with the customer in response to changes in the customer's materials handling needs. These services are regularly provided to the Company's customers, including through the "value-added" partnerships that the Company has formed with certain large customers. See "Customers."

     Through its Company-wide Customer One Protection ("COP") program, the Company provides aggressive ongoing support and maintenance for its installed base of equipment and integrated systems. COP provides the Company's customers with comprehensive service and support including 24-hour assistance, field service, training, parts and maintenance and warranty programs. The COP program generated approximately $23.2 million of revenues during the year ended December 31, 1995.


BUSINESS STRATEGY


     The Company's business objective is to build on its position as a full-service provider of materials handling and information management products and services tailored to meet the individual needs of its customers. To achieve this objective, the Company intends to implement the following strategies:

     - Continue to build the Company's integrated project capabilities. Each of the Company's operating companies was previously a stand-alone enterprise, and management continually modifies the ways in which the subsidiaries work together to design, market and implement solutions. By combining the expertise of its subsidiaries, the Company will be able to provide manufacturers and distributors with equipment and systems which represent the next step in materials handling and information systems applications. Integrated solutions exhibit a high degree of creativity and represent a partnership with the customer, incorporating flexibility in design and solution and thorough understanding of the customer's business. These integrated solutions are also designed to meet the increasing information needs of the Company's customers.

     - Continue margin enhancement measures. While the margins of its early acquisitions have increased over time, the margins of Buschman and White are generally lower than those of the other operating companies. The Company believes that as Buschman and White are further integrated into the Company, the margins of these companies should continue to improve, resulting in higher margins for the Company as a whole. In order to further improve margins, the Company has sought the services of a leading industry consultant to assist it in implementing margin enhancing improvements at Alvey, Buschman and White.

     - Exploit the Company's strategic opportunity to expand its information systems expertise and significantly increase the Company's ability to provide integrated solutions to warehousing, transportation and related demand planning problems. Merging a warehouse management system with a transportation management system through the Weseley Acquisition would link two integral stages of the supply chain.

     - Exploit new and emerging market opportunities. The manufacturing and distribution markets are constantly changing. The Company intends to exploit new market opportunities through its ability to create new and revised custom and standard products that provide solutions to market changes. In particular, the Company provides products that respond to recent trends towards third-party warehousing, point-of-sale ordering, mixed-load requirements, mail order purchasing, improved occupational safety measures and other customer needs.

     - Build upon the Company's success in supplying integrated systems to the meat production industry. The Company intends to build upon its success in developing meat production systems by aggressively pursuing the potentially large meat production market.

     - Continue to seek product line expansions including nonroller conveyor products, systems to automate distribution centers and new software products.

     - Expand the Company's international business. The Company has significant opportunities for such expansion through its U.S.- based, international customers, as well as through new international customers. The Company believes that the international markets present significant opportunities for Alvey and Busse palletizer/depalletizer systems, for MFA software systems and for White storage and retrieval systems. The Company intends to focus initially on Latin America, Asia and Europe. During 1995, the Company hired additional U.S. based international marketing and support personnel and established marketing relationships with independent representatives in Latin and South America and Asia. The Company intends to add additional marketing personnel to support these geographical areas as new order bookings and sales increase. Through its subsidiary MFA, the Company plans to establish a marketing and software engineering site in Europe during 1996. It is intended that costs associated with this startup be minimized by "boot strapping" the operation and providing services in Europe to MFA's existing U.S. based customers while marketing to new European customers.

RECENT TRANSACTIONS BY ALVEY

     On January 24, 1996 (the "Closing Date"), the Company issued $100,000,000 in principal amount of its 113/8% Senior Subordinated Notes due 2003 (the "Old Notes") to NationsBanc Capital Markets, Inc. (the "Initial Purchaser"). The Old Notes were issued in a transaction (the "Prior Offering") pursuant to a Purchase Agreement, dated January 19, 1996 (the "Purchase Agreement"), among the Company, Pinnacle and the Initial Purchaser. The Initial Purchaser subsequently resold the Old Notes in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Company and the Initial Purchaser also entered into the Registration Rights Agreement, pursuant to which the Company granted certain registration rights for the benefit of the holders of the Old Notes. The Company has filed a Registration Statement on Form S-4 (the "Exchange Offer Registration Statement") with the Securities and Exchange Commission to fulfill certain of its obligations under the Registration Rights Agreement, which Exchange Offer Registration Statement describes the offer by the Company to exchange $1,000 in principal amount of its 113/8% Senior Subordinated Notes due 2003 (the "New Notes") for each $1,000 in principal amount of the outstanding Old Notes (the "Exchange Offer").

     The Old Notes were, and the New Notes will be, issued under the Indenture, dated as of January 24, 1996 (the "Indenture"), among the Company and The Bank of New York, as trustee (in such capacity, the "Trustee"). The form and terms of the New Notes will be identical in all material respects to the form and terms of the Old Notes, except that (i) the New Notes have been registered under the Securities Act and, therefore, will not bear legends restricting the transfer thereof, (ii) holders of New Notes will not be entitled to liquidated damages equal to $.05 per week per $1,000 principal amount of Old Notes held by such holders (up to a maximum amount of $0.30 per week per $1,000 principal amount) otherwise payable under the terms of the Registration Rights Agreement in respect of the Old Notes held by such holders during any period in which a Registration Default (as defined) is continuing (the "Liquidated Damages") and
(iii) holders of New Notes will not be, and upon the consummation of the Exchange Offer, holders of Old Notes will no longer be, entitled to certain rights under the Registration Rights Agreement intended for the holders of unregistered securities.


     The net proceeds of the Prior Offering were used (i) to repay and fully discharge the approximately $46.2 million of outstanding senior secured indebtedness owing under Alvey's existing credit facilities, including accrued and unpaid interest (the "Credit Facility Repayment"); (ii) to repay the $2.3 million outstanding amount of the 11.95% Senior Subordinated Notes of Alvey (the "11.95% Notes"), including accrued and unpaid interest (the "Note Repayment"); and (iii) to facilitate a recapitalization of Pinnacle (the "Recapitalization") through the funding of a $21.5 million dividend to Pinnacle (the "Recapitalization Dividend"). Upon repayment of approximately $0.3 million principal amount of the 11.95% Notes held by executive officers and management of Pinnacle or Alvey in the Note Repayment, such executive officers and management purchased shares of a newly created class of preferred stock of

Pinnacle (the "Pinnacle Series B Preferred Stock") with the proceeds received by them in the Note Repayment (the "Note Repayment Investment"). Concurrently with the consummation of the Prior Offering, Alvey and Pinnacle entered into a Credit Agreement with NationsBank, N.A., as administrative agent (the "Credit Agreement"), pursuant to which Alvey obtained a revolving credit facility in the amount of $30 million which is guaranteed by Pinnacle and the subsidiaries of
Alvey.   In addition, the Company used $15.0 million of the net proceeds of the
Prior Offering to consummate the Weseley Acquisition (as defined above) and intends to use borrowings under the Credit Agreement to finance approximately $8.0 million of capital expenditures, of which approximately $6.5 million will be spent in 1996, related to the construction and equipping of two new manufacturing facilities to provide additional manufacturing capacity in response to increased demand for the Company's products.


RECAPITALIZATION OF PINNACLE


     Upon consummation of the Prior Offering, the members of the Boards of Directors and executive officers of Pinnacle and Alvey ("Management") and an investor group (the "Investors") consisting of Vestar Equity Partners, L.P. ("Vestar"), Chemical Equity Associates, A California Limited Partnership ("Chemical") and Hancock Venture Partners IV-Direct Fund L.P. ("Hancock") effected the Recapitalization, pursuant to which the Investors purchased a substantial equity interest in Pinnacle. The Recapitalization consisted of the following transactions: (i) 48.9% of the common stock of Pinnacle (the "Pinnacle Common Stock") on a fully-diluted basis and outstanding warrants to purchase 9.1% of the fully-diluted outstanding shares of Pinnacle Common Stock (the "Pinnacle Original Warrants") were exchanged (the "Common Equity Exchange") for a combination of cash and shares of Pinnacle Series B Preferred Stock; (ii) each of the outstanding shares of Cumulative Exchangeable Preferred Stock of Pinnacle (the "Pinnacle Original Preferred Stock") and certain of the outstanding shares of Series A Senior Cumulative Exchangeable Preferred Stock of Pinnacle (the "Pinnacle Original Senior Preferred Stock") were redeemed (the "Redemption");
(iii) the remaining shares of Pinnacle Original Senior Preferred Stock were exchanged for Pinnacle Series B Preferred Stock (the "Preferred Stock Exchange"); and (iv) the Note Repayment Investment was effected. The Common Equity Exchange, the Redemption, the Preferred Stock Exchange and the Note Repayment Investment are collectively referred to herein as the "Recapitalization Transactions." No member of Management exchanged or redeemed any equity interests in Pinnacle pursuant to the Common Equity Exchange or the Redemption. Members of Management that held shares of Pinnacle Original Senior Preferred Stock exchanged all of such shares for shares of Pinnacle Series B Preferred Stock pursuant to the Preferred Stock Exchange. As a result of the Recapitalization, Management and employees of Pinnacle and Alvey increased their ownership interest in Pinnacle Common Stock from approximately 42% to approximately 91% of the outstanding shares of Pinnacle Common Stock (or 65% on a fully-diluted basis, including giving effect to the exercise of the Pinnacle Warrants (as defined below)), and the Investors acquired preferred stock of Pinnacle with an aggregate stated liquidation value of $30 million and warrants to purchase 30% of the Pinnacle Common Stock on a fully-diluted basis.

     The total amount of cash required to fund the Recapitalization Transactions was $49.1 million. Pinnacle obtained the funds necessary to effect the Recapitalization from the Recapitalization Dividend and the proceeds from the sale to the Investors of 23,000 shares of Series A 9% Cumulative Convertible Preferred Stock of Pinnacle (the "Pinnacle Series A Preferred Stock") and 7,000 shares of Series C 9% Cumulative Convertible Preferred Stock of Pinnacle (the "Pinnacle Series C Preferred Stock" and, collectively with the Pinnacle Series A Preferred Stock, the "Pinnacle Investor Preferred Stock"), together with warrants to purchase up to 256,075 shares of Pinnacle Common Stock, representing 30% of the issued and outstanding shares of Pinnacle Common Stock on a fully-diluted basis after giving effect to the Recapitalization Transactions and the Weseley Acquisition (the "Pinnacle Warrants"), for an aggregate purchase price of $30 million (the "Pinnacle Preferred Stock and Warrants Offering"). Vestar, Chemical and Hancock hold approximately 70%, 23% and 7% of the Pinnacle Investor Preferred Stock and the Pinnacle Warrants, respectively.

     The Credit Facility Repayment, Note Repayment, Recapitalization Dividend, Credit Agreement, Pinnacle Preferred Stock and Warrants Offering,
Recapitalization Transactions and the Prior Offering are collectively referred to herein as the "Financing Transactions."

PRO FORMA FINANCIAL DATA

    The following unaudited pro forma financial data of Alvey (the "Pro Forma Financial Data") have been derived by the application of pro forma adjustments to the historical Consolidated Financial Statements of Alvey included elsewhere in this Form 10-K. The following unaudited pro forma consolidated statement of operations data for the year ended December 31, 1995 give effect to the Financing Transactions, the Prior Offering and the Exchange Offer and the application of the net proceeds therefrom, the Weseley Acquisition, and the termination of the Acadia Agreement (as defined herein) and the Raebarn Agreement (as defined herein) (collectively, the "Pro Forma Transactions") as if such events had occurred on January 1, 1995. The following unaudited pro forma consolidated balance sheet data at December 31, 1995 gives effect to the Pro Forma Transactions as if such events had occurred as of December 31, 1995. The Pro Forma Financial Data reflect a preliminary purchase price allocation for the Weseley Acquisition. The Pro Forma Financial Data do not purport to be indicative of Alvey's financial position or results of operations that would actually have been obtained had the Pro Forma Transactions been completed as of the dates assumed, or to project Alvey's financial position or results of operations at any future date. The Pro Forma Financial Data should be read in conjunction with "Selected Consolidated Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Alvey's Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements and Weseley's Financial Statements and the related Notes to the Financial Statements included elsewhere in this Form 10-K.


                                                                                 FISCAL YEAR 1995

                                                                                                      WESELEY PRO
                                                                                                      FORMA AND
                                                         FINANCING      FINANCING                     PURCHASE
                                                         TRANSACTIONS   TRANSACTIONS   HISTORICAL     ACCOUNTING
                                          HISTORICAL     ADJUSTMENTS    PRO FORMA      WESELEY        ADJUSTMENTS(1)  PRO FORMA
                                          ----------     -----------    ----------     ----------     --------------  ---------
                                                                              (DOLLARS IN THOUSANDS)
Net Sales............................    $ 288,018            $ 0       $288,018      $  3,397             $  0       $ 291,415
Cost of goods sold...................      217,297              0        217,297           935                0         218,232
Gross profit.........................       70,721              0         70,721         2,462                0          73,183
Selling, general and administrative
 expenses............................       51,630              0         51,630         4,539              652(2)       56,821
Research and development expenses....        2,051              0          2,051           615                0           2,666

Amortization expense.................        1,737           (558)(4)      1,179             0              471 (5)     1,650
Other income, net....................         (108)          (150)(3)       (258)            0                0          (258)
Operating income (loss)..............       15,411            708         16,119        (2,692)          (1,123)       12,304
Interest expense.....................        6,896          3,806 (6)     10,702           (19)           1,706 (7)    12,389
Income (loss) before income taxes....        8,515         (3,098)         5,417        (2,673)          (2,829)          (85)
Income tax expense (benefit).........        4,109         (1,239)(8)      2,870        (1,105)            (944)(8)       821
                                          --------       --------        -------      --------         --------       -------
                                            $4,406        $(1,859)        $2,547       $(1,568)         $(1,885)        $(906)(2)
                                          --------       --------        -------      --------         --------       -------
                                          --------       --------        -------      --------         --------       -------
Income (loss) from continuing
 operations..........................
Earnings per share (9)...............            _              _                            _                _             _

OTHER CONSOLIDATED AND PRO FORMA DATA
 AND OTHER PERFORMANCE MEASURES
 (NON-GAAP) (11):
Depreciation expense.................       $2,952             $0         $2,952           $68               $0        $3,020
Capital expenditures, net (10).......       $4,496             $0         $4,496          $213               $0        $4,709


______________________

(1) The Weseley Acquisition will be accounted for as a purchase. The purchase price will be allocated to the acquired assets and liabilities based on their relative fair values as of the date of acquisition based on valuations and other studies which are essentially complete. Based on the results of an independent appraisal, it is expected that approximately $11.7 million of the Weseley purchase price will be allocated to purchased research and development costs. Such research and development costs will be recorded as research and development expense in Alvey's consolidated statement of operations during the quarter ended March 31, 1996. This research and development expense has been excluded from the pro forma statement of operations for the year ended December 31, 1995, as it represents a non-recurring charge to income which results directly from the Weseley Acquisition. No significant adjustments to the Weseley purchase price allocation shown herein are expected.



(2) Amount principally includes the stay bonuses payable to certain designated employees of Weseley ($625,000 on an annual basis). The adjustment does not eliminate the payment by Weseley and charge to income expense on December 31, 1995 (prior to the purchase of Weseley by Pinnacle, Alvey and MFA) of an aggregate of $3.0 million in one-time, nonrecurring bonuses to certain employees of Weseley. Had such amount been included in this adjustment, Alvey's pro forma net income for fiscal year 1995 would have been $894,000.



(3)  Adjustment includes the effect of the termination of the Acadia
     Agreement and the Raebarn Agreement, resulting in an annual reduction in expense of $500,000, offset by new management fees of $150,000 and $200,000 annually payable to Vestar and Mammoth (as defined herein), respectively. The pro forma income statement does not include a nonrecurring charge of $866,000, net of applicable tax benefits, resulting from the termination of the Raebarn Agreement (total payments of $2.0 million to be paid over 8 years will be expensed at the time of termination of the Raebarn Agreement which occured concurrently with the Prior Offering, less $510,000 which was accrued at December 31, 1995). See "Certain Transactions."



(4) Reflects the reduction in amortization of certain unamortized deferred financing fees associated with a previous debt issuance to be written-off as a result of the Financing Transactions. The pro forma income statement does not reflect a one-time $1.58 million extraordinary charge, net of tax, for the write-off of such unamortized deferred financing fees and for certain nonrecurring prepayment penalties which resulted from the Credit Facility Repayment.


(5) Reflects the additional goodwill amortization to be recorded under the preliminary purchase price allocation as a result of the Weseley Acquisition; such goodwill is being amortized over a period of 10 years.


(6) Reflects the additional interest which will result from the Financing Transactions, excluding interest at a rate of 11 3/8% relating to the financing of the Weseley Acquisition. Amount includes additional expense ($1,014,000 for the year ended December 31, 1995) to result from the amortization of deferred financing fees associated with the Prior Offering over the term thereof.


(7) Reflects the additional interest expense resulting from the Weseley Acquisition at a rate of 11 3/8%; $15 million of the proceeds of the Prior Offering was used to fund the Weseley Acquisition.


(8) Reflects estimated income tax effect of pro forma adjustments. The increase in the effective tax rate over the statutory federal rate in the "Weseley Pro Forma and Purchase Accounting Adjustments" column is due primarily to non-deductible goodwill amortization.


(9) Given the historical organization and capital structure of Alvey, earnings per share information is not considered meaningful or relevant and therefore has not been presented.



(11) EBITDAM consists of earnings before interest, income taxes, extraordinary items, depreciation and amortization expense and management fees. EBITDAM excludes management fees of $456,000 for the year ended December 31, 1995. While EBITDAM should not be construed as an alternative to operating income or net income calculated in accordance with generally accepted accounting principles or as an indicator of operating performance or liquidity, it is a measure that the Company believes is used commonly to evaluate a company's ability to service debt.



(11) Other performance measures such as EBITDA and EBITDAM as shown below should not be construed as an alternative to operating income or net income calculated in accordance with GAAP or as an indicator of operating performance or liquidity. However, the Company believes such non-GAAP performance measures are commonly used to evaluate a company's ability to service debt.



                                                                                             WESELEY PRO
                                                                                             FORMA AND
                                                FINANCING      FINANCING                     PURCHASE
                                                TRANSACTIONS   TRANSACTIONS   HISTORICAL     ACCOUNTING
                                 HISTORICAL     ADJUSTMENTS    PRO FORMA      WESELEY        ADJUSTMENTS $     PRO FORMA
                                 ----------     -----------    ----------     ----------     -------------     ---------
EBITDA (12)                      $  20,100        $   150      $  20,250     $  (2,624)         $  (652)        $ 16,974
EBITDAM  (13)                       20,706              0         20,706        (2,624)            (652)          17,430



(12) EBITDA consists of earnings before interest, income taxes, extraordinary items and depreciation and amortization expense. EBITDA also excludes a charge to income of $866,000, net of applicable income taxes, for the termination of the Raebarn Agreement (such termination occurred concurrently with the Prior Offering). Management fees of $456,000 reduce EBITDA on a pro forma basis for the year ended December 31, 1995.



(13) EBITDAM consists of earnings before interest, income taxes, extraordinary items, depreciation and amortization expense and management fees.
     EBITDAM excludes management fees of $456,000 for the year ended
     December 31, 1995.

                       PRO FORMA FINANCIAL STATEMENTS OF ALVEY
- --------------------------------------------------------------------------------

                                                                                                      WESELEY PRO
                                                                                                      FORMA AND
                                                         FINANCING      FINANCING                     PURCHASE
                                                         TRANSACTIONS   TRANSACTIONS   HISTORICAL     ACCOUNTING
                                          HISTORICAL     ADJUSTMENTS    PRO FORMA      WESELEY        ADJUSTMENTS(1)     PRO FORMA
                                          ----------     -----------    ----------     ----------     --------------     ---------
                                                                              (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
ASSETS
Current assets:
   Cash and  cash equivalents             $  3,405       $ 22,698(2)    $ 26,103       $   216         $(15,000)(3)        $11,319
   Receivables:
    Trade                                   42,567              0         42,567           341                0             42,908
    Unbilled and other                       6,211              0          6,211            39                0              6,250
      Accumulated costs and
      earnings in excess of
      billings on uncompleted contracts      8,317              0          8,317             0                0              8,317
    Inventories:
      Raw materials                         13,966              0         13,966             0                0             13,966
      Work in process                        5,720              0          5,720             0                0              5,720
    Deferred income taxes                    4,699              0          4,699         1,375           (1,595)             4,479
    Prepaid expenses and other               1,665              0          1,665            10                0              1,675
    Total current assets                    86,550         22,698        109,248         1,981          (16,595)            94,634
Property, plant and equipment net           25,675              0         25.675           223                0             25,898
Other assets                                 6,031          4,460(4)      10,491             0                0             10,491
Goodwill                                    32,029              0         32,029             0            4,709(3)          36,738
                                       -----------    -----------     ----------     ---------     ------------          ---------
  Total assets                          $  150,285     $   27,158      $ 177,443      $  2,204      $   (11,886)          $167,761
                                       -----------    -----------     ----------     ---------     ------------          ---------
                                       -----------    -----------     ----------     ---------     ------------          ---------


   LIABILITIES, REDEEMABLE
     PREFERRED STOCK AND NET
     INVESTMENT OF PINNACLE
Current liabilities:
   Current portion of long-term debt    $    6,915     $   (6,625)(5)  $     290      $      0           $    0           $    290
   Accounts payable                         24,368              0         24,368           104                0             24,472
   Accrued expenses                         27,764          250(6)        28,014           164                0             28,178

   Customer deposits                        12,107              0         12,107             0                0             12,107
      Billings in excess of
      accumulated costs and
      earnings on uncompleted
      contracts                             13,904              0         13,904             0                0             13,904
   Deferred revenues                           899              0            899         3,042                0              3,941
   Taxes payable                               994              0            994            56                0              1,050
    Total current liabilities               86,951         (6,375)        80,576         3,366                0             83,942
Long-term debt                              42,460         58,173(5)     100,633             0                0            100,633
Other long-term liabilities                  5,075          1,193(6)       6,268            26                0              6,294
Deferred income taxes                        4,196         (1,781)(7)      2,415           221           (1,595)             1,041
Redeemable preferred stock (8):
      Series A Senior
      Cumulative Exchangeable               21,070        (21,070)(9)          0                              0                  0
      Preferred Stock
        Cumulative Exchangeable
        Preferred Stock                      6,252         (6,252)(9)          0                              0                  0
Net investment of Pinnacle
and Weseley stockholders'
deficit (10)                               (15,719)         3,270(11)    (12.449)       (1,409)         (10,291)           (24,149)
                                       -----------    -----------     ----------     ---------     ------------          ---------
     Total liabilities,
     redeemable preferred
     stock and net investment of
     Pinnacle                           $  150,285      $  27,158      $ 177,443      $  2,204       $  (11,886)          $167,761
                                       -----------    -----------     ----------     ---------     ------------          ---------
                                       -----------    -----------     ----------     ---------     ------------          ---------


_________________

(1) The Weseley Acquisition will be accounted for as a purchase. The purchase price will be allocated to the acquired assets and liabilities based on their relative fair values as of the date of acquisition based on valuations and other studies which are essentially complete.
     Based on the results of an independent appraisal, it is expected that approximately $11.7 million of the Weseley purchase price will be allocated to purchased research and development costs. Such research and development costs will be recorded as research and development expense in Alvey's consolidated statement of operations during the quarter ended March 31, 1996. This research and development expense has been excluded from the pro forma statement of operations for the year ended December 31, 1995, as it represents a non-recurring charge to income which results directly from the Weseley Acquisition. No significant adjustments to the Weseley purchase price allocation shown herein are expected.


(2) Amounts (in thousands) as of December 31, 1995 are comprised of the proceeds of the Prior Offering offset by payments as follows:

- -------------------------------------------------------------------------------
         Proceeds from the offering
          (net of transaction costs of $7.1 million) . . . . . . .  $ 92,900
         Recapitalization dividend . . . . . . . . . . . . . . . .   (21,380)
         Credit facility repayment . . . . . . . . . . . . . . . .   (46,199)
         Prepayment penalties. . . . . . . . . . . . . . . . . . .      (370)
         Note repayment. . . . . . . . . . . . . . . . . . . . . .    (2,253)
                                                                    --------
                                                                    $ 22,698
                                                                    --------
                                                                    --------


     See additional description of the above events in the Recent
     Transactions by Alvey." The $21.4 million Recapitalization Dividend from Alvey to Pinnacle reflects the amount that would have been necessary if the Recapitalization Transactions took place as of December 31, 1995.


(3) The purchase price and preliminary allocation of the excess of cost over the net book value of assets acquired of Weseley is as follows:


                                                               (in thousands)
                                                               -------------
    Purchase price                                                $ 15,000
    Purchased research and development costs                       (11,700)
    Book value of net liabilities assumed                            1,409
                                                                  --------
    Goodwill                                                      $  4,709
                                                                  --------
                                                                  --------



     The $14.8 million adjustment to cash reflects the $15.0 million purchase price net of $0.2 million cash acquired. Purchased research and development costs will be immediately charged to expense. See footnote
     (10) below.


(4) Reflects $7.1 million in costs associated with the Financing Transactions offset by the reduction in unamortized deferred financing fees of $2.6 million associated with a previous debt issuance to be written-off as a result of the Financing Transactions.

(5) Amount reflects the proceeds from the Prior Offering offset by the Credit Facility Repayment and the Note Repayment. Pro Forma amount does not include approximately $6.5 million which the Company expects to spend in 1996 ($1.5 million is also expected to be spent in 1997) in connection with the expansion of manufacturing facilities for Alvey and Busse. No borrowings are expected to be drawn under the Credit
     Agreement in order to effect the Pro Forma Transactions. See "Credit Agreement" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(6) Adjustment includes the effect of the termination of the Raebarn Agreement, which contemplates total payments of $2.0 million to be paid over 8 years (but is partially offset by existing accruals for such payments of $510,000). See "Certain Transactions."

(7) Reflects estimated income tax effect of pro forma adjustments for Financing Transactions.

(8) Represents redeemable preferred stock of Pinnacle. Due to exchangeable feature of the preferred stock which allows the holder to exchange the preferred stock for subordinated notes of Alvey, the preferred stock has been pushed down to the financial statements of Alvey. See "Description of Capital Stock."

(9)  Amounts reflect the Redemption. See "Recapitalization of Pinnacle."


(10) Net investment of Pinnacle represents the basis of Pinnacle's investment in Alvey, which has been pushed down to the financial statements of Alvey, and includes cumulative contributions of capital and cumulative income before extraordinary losses offset by extraordinary losses and aggregate accreted/paid preferred stock dividends. The historical amount at December 31, 1995 consists of cumulative contributions of capital to Alvey by Pinnacle of $3.0 million and cumulative income before extraordinary losses of $2.9 million offset by extraordinary losses of $7.5 million and an aggregate accretion/payment of $14.1 million of paid-in-kind dividends on preferred stock. The pro forma, as adjusted, amount reflects the net effects ($27.3 million) of the Recapitalization Transactions at Pinnacle, the $21.4 million dividend from Alvey to Pinnacle (the amount that would have been necessary if the Recapitalization Transactions took place as of December 31, 1995), approximately $223,000 of prepayment penalties, net of applicable income taxes, incurred in the Credit Facility Repayment, the write-off of unamortized deferred financing fees of $1.58 million, net of applicable income taxes, the charge to income of $866,000, net of applicable income taxes, for the termination of the Raebarn Agreement (such write-off and termination occurred concurrently with the Prior Offering), and the charge to income of $11.7 million for purchased research and development costs, which will be reflected as research and development expense immediately subsecquent to the purchase of Weseley by Pinnacle, Alvey and MFA.


(11) The adjustment reflects the net effects ($27.3 million) of the Recapitalization Transactions at Pinnacle, the $21.4 million Recapitalization Dividend from Alvey to Pinnacle (the amount that would have been necessary if the Recapitalization Transactions took place as of December 31, 1995), the write-off of unamortized deferred financing fees of $1.58 million, net of applicable income taxes, the charge to income of $223,000, net of applicable income taxes, related to approximately $370,000 of prepayment penalties incurred in the Credit Facility Repayment and the charge to income of $866,000, net of applicable income taxes, for the termination of the Raebarn Agreement (such write-off and termination occurred concurrently with the Prior Offering).

INDUSTRY OVERVIEW


     Constant changes in consumer demands and buying trends offer new opportunities for materials handling and information systems applications as the need for a quick response to supply consumer needs is heightened. Trends such as third-party distribution, point-of-sale ordering, mixed-load shipments and more frequent, smaller quantity deliveries create new opportunities while enhancing the need for advanced software and integrated systems. Similarly, changes in packaging shapes and the elimination of secondary packaging create new challenges for manufacturers and distributors alike. The Company believes that the need to increase employee productivity, improve worker safety, improve margins and meet customer demands are factors which lead manufacturers and distributors to upgrade and replace their existing materials handling equipment.


     The materials handling industry is highly fragmented with many small, single-product companies providing storage, transportation, software and other products and services. Customers increasingly seek to satisfy their materials handling requirements through fully integrated solutions consisting of the equipment necessary to load, unload, sort and transport raw materials and finished products, as well as related software and controls to monitor and optimize the movement and shipment of products. Customers are also seeking systems to manage manufacturing, warehousing and distribution logistics. Companies able to provide complex integrated systems to satisfy materials handling and logistics management requirements, such as the Company, are experiencing new growth opportunities, and the Company believes that its broad range of products and services provides it with a distinct competitive position.

CUSTOMERS

     The Company's product leadership has resulted in sales to a diverse customer base which includes many of the largest corporations in the United States. In addition, the Company has successfully forged important "value-added partnerships" with customers such as Anheuser-Busch, ConAgra, Gerber, Kellogg, Quaker Oats and Target. Many of the Company's customers have reduced their engineering staffs and consequently look to the Company for design and engineering services with respect to their materials handling requirements. The Company has a large installed base of equipment and systems with these customers which provides reference sites which are critical for attracting potential new customers. The Company believes that these value-added partnerships are a significant competitive advantage, as they serve as sources of new product ideas, generate ongoing, relatively high margin sales and demonstrate proven systems capabilities to potential new customers.

     Each of the customers listed below was one of the top 20 customers of one of the Company's operating subsidiaries during the last three years. The customers on the list accounted for 44% and 33% of the Company's sales in

1995 and 1994, respectively. While a minority of the customers listed below are not current customers of the Company, the Company has no reason to believe that all customers listed below will not continue to be customers of the Company in the future.

The Following table sets forth a list of selected customers of the Company by industry group:

BREWING                                           INDUSTRIAL
- -------                                           ----------
                                                  DISTRIBUTION/MANUFACTURING
                                                  --------------------------
               ANHEUSER-BUSCH
               COORS
               LABATTS                                 ALEON
               MILLER BREWING                          CHRYSLER
SOFT DRINKS                                            CROWN CORK AND SEAL
- -----------                                            DEC
                                                       DUPONT
               COCA-COLA                               FOXMEYER
               PEPSI-COLA
               ROYAL CROWN
               CADBURY-SCHWEPPS                        HEWLETT-PACKARD

FOOD                                                   LIBBEY GLASS
- ----                                                   LIBBEY-OWENS-FORD
               CAMPBELL
               CONAGRA                                 REYNOLDS METAL
               FARMLAND                                SCHERING PLOUGH
               FRITO-LAY                               THE BALL CORPORATION
                                                       THOMAS & BETTS
               GERBER PRODUCTS                         WARNER LAMBERT

               HERSHEY FOODS            CONSUMER GOODS
               KELLOGG                  --------------
               KRAFT/GENERAL FOODS                     AMWAY
               NESTLE
               PILLSBURY CO.
               QUAKER OATS                             JOHNSON & JOHNSON
               RALSTON PURINA                          LEVER BROS.
               TROPICANA                               PROCTER & GAMBLE
               TYSON                                   RECKETT & COLMAN
               VLASIC FOODS                            RUSSELL CORP.

                                        CONSUMER PRODUCTS
                                        -----------------
                                                       BLACK & DECKER

               GENERAL ELECTRIC                        SPIEGEL/EDDIE BAUER
               STARTER                                 TANDY
                                                       TARGET STORES
                                                       UNITED STATIONERS
               SUNBEAM-OSTER                           WAL-MART
               TOBACCO                                 WARNER BROTHERS
- -------
BROWN AND WILLIAMSON
               PHILIP MORRIS

THIRD PARTY DISTRIBUTION
- ------------------------
               FEDERAL EXPRESS
               TIBBETS & BRITTEN

WINE AND DISTILLED SPIRITS
- --------------------------
               GALLO
               UNITED DISTILLERS

GENERAL DISTRIBUTION/RETAIL
- ---------------------------
               AUTOZONE
               BJ'S STORES

CONSOLIDATED STORES
- -------------------
               DAYTON HUDSON

               DOLLAR GENERAL
               FAMOUS FOOTWEAR

               J.C. PENNEY
               MEIJER

ROSS STORES
- -----------
               SEARS

     During the year ended December 31, 1995, the Company's largest customer was Procter & Gamble, which accounted for 3.5% of the Company's total sales. For the year ended December 31, 1994, the Company's largest customer was Target Stores, which accounted for 5.0% of the Company's total sales. For the same periods, the Company's largest ten customers accounted for 23.6% and 24.9% of the Company's total sales, respectively.

     The Company focuses its research and development on key customers and applications. These customers serve as significant funding sources for such research and development efforts, with most of the cost paid for through contracts which focus on solving specific problems or technical requirements. These contracts also provide the Company with opportunities to enhance its competitive position without additional capital investments. The Company expects to create additional value-added relationships as it extends its product offerings and installs new, integrated systems which can serve as additional reference sites.

     The Company believes that it has excellent working relationships with its customers. These relationships include proprietary accounts where projects are generally awarded without a competitive bid process and non-proprietary accounts where projects are typically awarded through a bid process among two or three potential suppliers.

SALES AND DISTRIBUTION

     The Company has developed strong domestic sales channels, including over 100 direct salespeople and 260 independent distributors and independent manufacturer's representatives. This sales force covers the entire United States, with especially strong coverage in the major industrial centers. Management believes that the Company has the strongest combination of direct and independent sales networks in the materials handling industry.

     International sales accounted for approximately $21.3 million or 7.4% of the Company's sales for the year ended December 31, 1995, a 58% increase from $13.5 million in international sales for the year ended December 31, 1994. The Company is pursuing a strategy to significantly increase international sales as a percentage of the Company's total net sales. An international division has been established within the Company to develop and implement strategies to achieve this goal. The Company expects to leverage its existing relationships with major multinational corporations in the United States in order to follow and support their activities throughout the global market.

BACKLOG

     The Company's backlog is based upon firm customer orders that are supported by purchase orders, other contractual documents and cash payments. As of December 31, 1995, the Company's backlog reached $143.9 million, compared to a backlog of approximately $114.5 million at December 31, 1994. While the level of backlog at any particular time may be an indication of future sales, it is not necessarily indicative of the future operating performance of the Company. Additionally, certain backlog orders may be subject to cancellation in certain circumstances. The Company believes that approximately 99% of orders in backlog at December 31, 1995 will be shipped within one year.

RESEARCH AND DEVELOPMENT


     Strong research and development efforts are the basis of the Company's product and market leadership. In the fiscal years ended December 31, 1995, 1994 and 1993, the Company incurred $2.1 million, $2.5 million and $1.4 million, respectively, in research and development expenses. By utilizing customer inputs, research with respect to competitors and research with respect to externally available engineering to establish future product needs, the Company focuses its research and development on key customers and applications. Based on such data and subsequent analysis, the Company establishes product plans that are continually reviewed and updated. To facilitate an integrated solutions approach, the Company's research and development activities address three engineering disciplines: mechanical, controls and computer software.

     In addition to the Company's research and development expenses identified above, customers serve as a significant funding source for these research and development efforts, with much of the cost paid for through customer contracts that focus on solving specific problems or technical requirements. These contracts also provide the Company with opportunities to enhance its competitive position without additional capital investments.

     The Company holds 28 active U.S. patents, 12 active foreign patents and 15 U.S. registered trademarks and has 6 pending patent applications. In addition to its extensive patent and trademark portfolio, the Company also licenses certain intellectual property rights from third parties and owns a wide array of unpatented proprietary engineering. The Company's U.S. patents have remaining terms ranging from one to 16 years.

RAW MATERIALS AND COMPONENTS


     The Company's principal raw materials and components purchased from third parties are steel and electric motors and reducers. The Company avoids some of the price volatility of these products by purchasing most of its requirements through annual contracts. The Company does not rely on any single supplier for these materials and believes it has the ability to quickly switch sources for any of these materials should the need arise.

ENVIRONMENTAL MATTERS


     The Company's operations are subject to a variety of federal, state and local environmental laws and regulations which have become increasingly stringent. The Company believes its current operations are in material compliance with current environmental laws and regulations. However, the scope of environmental laws is very broad and is subject to change.

COMPETITION


     The materials handling and related information systems industry is highly fragmented and very competitive. The industry includes numerous small to medium size suppliers who focus on specific market niches and/or singular applications. The suppliers in this group generally do not offer systems or integrated solutions, but instead offer individual kits, machines and applications. Certain other competitors are larger, with significant financial and marketing resources, and offer materials handling systems and integrated solutions.

     Although the Company believes it is one of the preeminent suppliers of integrated materials handling systems, many of the Company's competitors are large and have significant financial, marketing and technical resources. In addition, the Company may encounter competition from new market entrants.

EMPLOYEES


     As of March 31, 1996, the Company had over 2,000 employees, approximately 700 of whom are engineers and other professional staff. The Company operates through a decentralized organizational structure, interconnected by a corporate staff of eleven professionals located at Pinnacle's headquarters in St. Louis, Missouri. The Company is subject to collective bargaining agreements at all of its manufacturing facilities except the Busse facility. The Company has not experienced any work stoppages related to labor matters for more than 20 years. The Company considers its employee relations to be good.


ITEM 2.   PROPERTIES

     The Company occupies almost 1,000,000 square feet of manufacturing and office space. Primary production facilities are located in St. Louis, Missouri; Cincinnati, Ohio; Randolph, Wisconsin; and Kenilworth, New Jersey. Software facilities are located in Waukesha, Wisconsin; San Diego, California, Grand Rapids, Michigan and Shelton,

Connecticut.

     In order to meet customer demand and improve manufacturing efficiencies, the Company plans to complete two new manufacturing facilities in 1996: a 62,000 square foot addition to the Busse facility in Randolph, Wisconsin and an 82,000 square foot facility for Alvey in St. Louis, Missouri. The Company estimates that these facilities will require a total of approximately $8.0 million for construction and related equipment, of which $6.5 million will be spent in 1996. The additions will enable the Company to meet strong growth in customer orders, centralize operations to eliminate cost duplications, implement manufacturing process and efficiency improvements and eliminate the need to out-source manufacturing and assembly operations.

     The location and size of each of the Company's significant facilities is summarized below:


   Operating Company     Location       Size (Sq. Ft.)        Owned/Leased                Lease Expiration
   -----------------     --------       -------------         ------------                ----------------
 Alvey              Olivette, MO           250,000               Owned                    _
 Busse              Randolph, WI            60,000               Owned                    _
 Busse              Randolph, WI            10,000               Leased                   December 1996
 Busse              Beaver Dam, WI          14,000               Leased                   July 1996
 Buschman           Cincinnati, OH         286,000               Owned                    _
 White              Kenilworth, NJ         263,000               Leased                   December 2006
 White              San Diego, CA           19,000               Leased                   May 1999
 MFA                Waukesha, WI            45,000               Leased                   October 2005
 Weseley            Shelton, CT              7,300               Leased                   May 2000



ITEM 3.   LEGAL PROCEEDINGS


     From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. None of the matters in which the Company is currently involved, either individually or in the aggregate, is expected to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public market for the Company's Common Stock. All of the Company's Common Stock is held by Pinnacle.

ITEM 6.   SELECTED FINANCIAL DATA


     The selected historical consolidated financial data presented below at and for the five years ended December 31, 1995 have been derived from the historical Consolidated Financial Statements of Alvey which have been audited by Price Waterhouse LLP, independent accountants. Alvey's historical consolidated financial statements at and for the three years ended December 31, 1995, 1994 and 1993 are included elsewhere in this Form 10-K.

     The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.



                                                                                     Year Ended December 31,
                                                                1995             1994         1993            1992            1991
                                                                                     (dollars in thousands)
Results of Operations (1):
  Net sales . . . . . . . . . . . . . . . . . . .           $  288,018     $  248,177     $  164,022     $  106,579      $  80,947
  Cost of goods sold. . . . . . . . . . . . . . .              217,297        189,007        123,033         75,343         60,666
                                                            ----------     ----------     ----------     ----------      ---------
   Gross profit . . . . . . . . . . . . . . . . .               70,721         59,170         40,989         31,236         20,281
Selling, general and administrative
  expenses  . . . . . . . . . . . . . . . . . . .               51,630         43,402         30,421         22,467         16,582
  Research and development expenses . . . . . . .                2,051          2,538          1,436            930            602
  Amortization expense. . . . . . . . . . . . . .                1,737          1,836          1,479          1,095          1,002
  Other expense (income) net (2). . . . . . . . .                 (108)         2,279            (11)          (335)          (308)




Restructuring and plant consolidation
  expense (3) . . . . . . . . . . . . . . . . . .                    0              0              0          1,801              0
                                                            ----------     ----------     ----------     ----------      ---------
   Operating income . . . . . . . . . . . . . . .               15,411          9,115          7,664          5,278          2,403
  Interest expense. . . . . . . . . . . . . . . .                6,896          5,921          4,053          2,690          2,512
                                                            ----------     ----------     ----------     ----------      ---------

Income (loss) before income taxes and
   extraordinary losses . . . . . . . . . . . . .                8,515          3,194          3,611          2,588           (109)
  Income taxes. . . . . . . . . . . . . . . . . .                4,109          1,516          1,560          1,126             32
                                                            ----------     ----------     ----------     ----------      ---------
  Income (loss) before extraordinary
   losses . . . . . . . . . . . . . . . . . . . .                4,406          1,678          2,051          1,462           (141)
  Extraordinary losses, net (4) . . . . . . . . .                    0              0          6,203            614            657
                                                            ----------     ----------     ----------     ----------      ---------
   Net income (loss). . . . . . . . . . . . . . .          $     4,406   $      1,678   $     (4,152)  $        848      $    (798)
                                                            ----------     ----------     ----------     ----------      ---------
                                                            ----------     ----------     ----------     ----------      ---------

Earnings per share (5). . . . . . . . . . . . . .                    _              _              _              _              _






                                                                                          AT DECEMBER 31,
                                                               --------------------------------------------------------------------
                                                                1995           1994            1993           1992           1991
                                                                                      (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA(1):
  Working capital (deficit) . . . . . . . . . . .             $   (401)      $  7,152       $  8,155       $   (928)      $ (1,035)
  Total assets. . . . . . . . . . . . . . . . . .              150,285        138,536        129,658         83,021         45,349
  Long-term debt, less current maturities . . . .               42,460         54,754         59,341         35,508         18,194
  Redeemable preferred stock (6). . . . . . . . .               27,322         23,435         20,034         16,902         12,299
  Net investment of Pinnacle (7). . . . . . . . .              (15,719)       (16,332)       (15,015)        (9,729)        (8,475)



SELECTED CONSOLIDATED FINANCIAL DATA OF ALVEY


                                                                                      YEAR ENDED DECEMBER 31,
                                                                 1995           1994           1993           1992           1991
                                                                                      (DOLLARS IN THOUSANDS)
  OTHER CONSOLIDATED FINANCIAL DATA (1):
     Depreciation expense. . . . . . . . . . . . .         $     2,952     $    2,752    $     2,583    $     1,724      $   1,433
     Capital expenditures, net (8) . . . . . . . .               4,496          5,091          3,471          1,920            491

 OTHER PERFORMANCE MEASURES (NON-GAAP) (9):
     EBITDA (10) . . . . . . . . . . . . . . . . .              20,100         15,877         11,726          8,097          4,838

 Ratio of earnings to fixed charges plus
     preferred stock dividends(11) . . . . . . . .                1.07            (11)           (11)           (11)           (11)
 Ratio of earnings to fixed charges (12) . . . . .                2.06           1.47           1.80           1.83            (12)
     Ratio of EBITDA to cash interest
    expense (13) . . . . . . . . . . . . . . . . .                3.27           2.77           3.17           3.30           1.93
    Ratio of long-term debt to EBITDA. . . . . . .                2.11           3.45           5.06           4.33           3.76
    EBITDAM (14) . . . . . . . . . . . . . . . . .          $   20,706     $   16,379     $   12,391    $     8,597      $   5,151
     Ratio of EBITDAM to cash interest expense
     (13)      . . . . . . . . . . . . . . . . . .                3.37           2.86           3.35           3.50           2.05
     Ratio of long-term debt to EBITDAM. . . . . .                2.05           3.34           4.79           4.08           3.53


- -----------

(1) Includes various acquisitions from the date of such acquisition, including Busse and Buschman in fiscal 1992, White in fiscal 1993 and AEC in fiscal 1994.

(2) Amount in fiscal 1994 includes the payment of a one-time stay bonus in the amount of $2.2 million to an executive of White in connection with the acquisition of White.

(3) Reflects nonrecurring restructuring and plant consolidation expenses associated with the closure of a Company-owned manufacturing plant.

(4) Reflects the write-off of unamortized deferred financing fees, net of applicable income tax benefits, resulting from the early extinguishment of debt during 1993, 1992 and 1991. Amount in 1993 also includes approximately $5.4 million, net of applicable income tax benefits, for the accrual of operating losses and other related costs associated with the disposal of a carousel manufacturing plant in Lewiston, Maine pursuant to a Federal Trade Commission order in 1993 (See Note 5 to the Consolidated Financial Statements of Alvey).

(5) Given the historical organization and capital structure of Alvey, earnings per share information is not considered meaningful or relevant and therefore has not been presented.


(6) Represents redeemable preferred stock of Pinnacle. Due to the exchangeable feature of the preferred stock which allows the holder to exchange the preferred stock for subordinated notes of Alvey, the preferred stock has been pushed down to the financial statements of Alvey.


(7) Net investment of Pinnacle represents the basis of Pinnacle's investment in Alvey, which has been pushed down to the financial statements of Alvey, and includes cumulative contributions of capital and cumulative income before extraordinary losses offset by extraordinary losses and aggregate accreted/paid preferred stock dividends. The historical amount at December 31, 1995 consists of cumulative contributions of capital to Alvey by Pinnacle of $3.0 million and cumulative income before extraordinary losses of $2.9 million offset by extraordinary losses of $7.5 million and an aggregate accretion/payment of $14.1 million of paid-in-kind dividends on preferred stock.

(8) Capital expenditures include amounts related to investments in fixed assets and costs of software development.


(9) Other performance measures such as EBITDA and EBITDAM (discussed further below) should not be construed as an alternative to operating income or net income calculated in accordance with generally accepted accounting principles ("GAAP") or as an indicator of operating performance or liquidity. However, the Company believes such non-GAAP performance measures are commonly used to evaluate a company's ability to service debt.



(10) EBITDA consists of earnings before interest, income taxes, extraordinary items and depreciation and amortization expense. In 1994, EBITDA also excludes a $2.2 million one-time payment of a stay bonus in connection with the acquisition of White which is included in "Other expense (income) net" above. Management fees serve to reduce EBITDA by $606,000, $502,000, $665,000, $500,000 and $313,000 for the years ended December 31, 1995, 1994, 1993, 1992 and 1991, respectively.



(11) For purposes of this computation, fixed charges consist of interest expense, amortization of deferred financing fees, one-third of rental expenses (representative of that portion of rental expense attributable to interest) and accretion/payment of preferred stock dividends. Earnings consist of income before income taxes plus all fixed charges, except for the accretion/payment of preferred stock dividends. Fixed charges exceeded earnings by $3.1 million, $1.3 million, $1.1 million and $1.1 million for the years ended December 31, 1994, 1993, 1992 and 1991, respectively.



(12) For purposes of this computation, fixed charges consist of interest expense, amortization of deferred financing fees, and one-third of rental expenses (representative of that portion of rental expense attributable to interest) and excludes the accretion/payment of preferred stock dividends. Earnings consist of income before income taxes plus all fixed charges, except for the accretion/payment of preferred stock dividends. Fixed charges exceeded earnings by $109,000 for the year ended December 31, 1991.



(13) For purposes of this computation, interest expense consists of interest on indebtedness and does not include amortization of deferred financing fees and other noncash charges to interest which have been capitalized.



(14) EBITDAM consists of earnings before interest, income taxes, extraordinary items, depreciation and amortization expense and management fees. In 1994, EBITDAM also excludes a $2.2 million one-time payment of a stay bonus in connection with the acquisition of White which is included in "Other expense (income) net" above. EBITDAM excludes management fees of $606,000, $502,000, $665,000, $500,000 and $313,000 for the years ended December 31, 1995, 1994, 1993, 1992 and 1991, respectively.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General Overview

    The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company for the three fiscal years ended December 31, 1995.

    Subsequent to the acquisition of Alvey by Pinnacle in August 1988, Alvey and Pinnacle completed a succession of five complementary acquisitions which has resulted in expanded product lines and an ability to provide integrated solutions in a wide range of manufacturing and distribution applications. Set forth below is certain information with respect to the Company's acquisitions:

 Acquisition                                      ACQUISITION DATE
                                                  ----------------
 McHugh, Freeman & Associates, Inc.                   May 1989

 Busse Bros., Inc.                                    April 1992

 The Buschman Company                                 October 1992

 White Storage & Retrieval Systems, Inc.              December 1993

 Automation Equipment Company                         August 1994

 WESELEY SOFTWARE DEVELOPMENT CORP.                   January 1996

    The Company believes that its emphasis on complementary acquisitions of companies serving either targeted markets or providing niche products has enabled it to provide customers a single source for complete integrated materials handling and information flow systems. Further, the Company believes that in 1995 it began to benefit from, and in 1996 continues to benefit from, productivity and integration gains resulting from its succession of complementary acquisitions combined with a stategy of integrating the operations of each newly-acquired company with the operations of Alvey and its other operating subsidiaries, which strategy is more fully described in the next succeeding paragraph.


    Shortly after acquiring each of its operating subsidiaries, management reviewed each newly-acquired subsidiary with respect to the possible integration of operations with Alvey and its other operating subsidiaries in order to improve operating efficiencies. As a result of such previous reviews, the Company initiated changes in each operating subsidiary's production processes that were targeted at the improvement of manufacturing efficiencies, the increase in facility capacity and ultimately the reduction of product cost. Additionally, in recent years, management has undertaken a number of programs targeted at reducing the cost to produce a specific product by simplifying and standardizing components and assemblies, thereby improving the productivity of the manufacturing process. The following is a brief summary of some of the actions taken and programs initiated in order to improve operating efficiencies:



    Each of the manufacturing facilities of Alvey, Busse and Buschman have been reorganized to modify the flow of product and raw materials through the manufacturing process. Within three to 12 months after completing these changes, each of Alvey, Busse and Buschman recorded meaningful improvements in labor productivity and facility capacity.



    In 1993, Alvey began production of the series 920 palletizer, which was designed to be manufactured in modules rather than one large piece, thus reducing the labor requirements. As with most new products, the manufacture of the initial units resulted in cost overruns; however, by early 1994, Alvey produced these units more efficiently than originally estimated. The result of this engineering process was to produce a state-of-the-art machine that could be sold at a price 15-25% below the machine it replaced, yet generate a gross margin percentage significantly higher than that of its predecessor.



    Alvey also began production of the series 880 palletizer in late 1994.
    This machine was redesigned to incorporate many of the same assemblies used on the 920 series, resulting in labor efficiencies and reduced inventories. While production of the series 880 palletizer has not produced operating results that are as significant as those realized in the production of the 920 palletizer, the production of the series 880 is beginning to realize similar cost improvements and efficiency trends.


    Busse introduced the "Turbo" series depalletizer in 1993. Busse has realized similar results on the production of the Turbo series depalletizers as Alvey experienced with the series 920 palletizer. Busse has been able to reduce its sales price while actually improving gross margin dollars and percentages. Furthermore, the production changes initiated in 1993 have enabled Busse to increase sales by approximately 300% over 1992 results (the year that Busse was acquired by Alvey), with the number of employees increasing by approximately 200%.


    - THE COMPANY HAS SUBSTANTIALLY COMPLETED THE PROCESS OF COMBINING THE CONVEYOR PRODUCT LINE OF ALVEY WITH THAT OF BUSCHMAN. THE BEST PRODUCTS FROM EACH COMPANY WERE SELECTED AND THEN RE-ENGINEERED TO INCORPORATE CURRENT TECHNOLOGIES AND MANUFACTURING CAPABILITIES. THE EFFECT OF THIS PROGRAM WAS TO GREATLY REDUCE THE NUMBER OF PARTS REQUIRED TO SUPPORT TWO SEPARATE PRODUCTS AND TO SIMPLIFY THE MANUFACTURE OF THE NEW ENHANCED PRODUCT. AS A RESULT OF THIS UNDERTAKING, AND OTHER PROGRAMS TARGETED AT SPECIFIC ISSUES, PRODUCTIVITY AT BUSCHMAN BEGAN INCREASING IN THE LAST HALF OF 1994 AND HAS CONTINUED TO DO SO THROUGHOUT 1995 AND INTO THE FIRST QUARTER OF 1996. BUSCHMAN INCREASED 1995 EQUIPMENT SALES BY 37.3% OVER 1994 WITH ONLY A MINIMAL INCREASE IN FACTORY EMPLOYMENT.



    While no assurance may be given with respect to future productivity performance, management believes additional efficiencies will be realized from these programs.



    Each of the Company's acquisitions was accounted for under the purchase method of accounting, with the purchase prices allocated to the estimated fair market value of the assets acquired and liabilities assumed. In each acquisition, the excess of the purchase price paid over the estimated fair value of the net assets acquired was allocated to goodwill. The Company has allocated an aggregate of $35.7 million to goodwill since 1988, $32.0 million of which is recorded on Alvey's balance sheet at December 31, 1995. Such goodwill is amortized over a period of 40 years and will result in future annual goodwill amortization expense of approximately $0.9 million per year. See "Pro Forma Financial Data" for additional goodwill amortization estimated to result from the acquisition of Weseley. The acquisitions were financed primarily through bank borrowings, resulting in increases in the Company's debt and interest expense. Results of operations of each acquired company have been included in the Company's consolidated statement of operations from the dates of the respective acquisition.

RESULTS OF OPERATIONS



    The following table sets forth, for the fiscal periods indicated, net sales and categories of expenses, including "Other expense (income) net", in thousands of dollars and as a percentage of net sales.




                                                                      YEAR ENDED DECEMBER 31,

                                            1995                         1994                           1993

Net sales                       $288,018         100.0%       $248,177         100.0%       $164,022       100.0%


Cost of goods sold               217,297           75.4        189,007           76.2        123,033         75.0
                               ---------                     ---------                      ---------
    Gross profit                  70,721           24.6         59,170           23.8         40,989         25.0
 Selling, general & adminis-
    trative expenses              51,630           17.9         43,402           17.5         30,421         18.5
Research & development
    expenses                       2,051            0.7          2,538            1.0          1,436          0.9
 Amortization expense              1,737            0.6          1,836            0.7          1,479          0.9
 Other expense (income) net         (108)         (0.0)          2,279            0.9            (11)       (0.0)
                               ---------                     ---------                      ---------
    Operating income              15,411            5.4          9,115            3.7          7,664          4.7
Interest expense                   6,896            2.4          5,921            2.4          4,053          2.5
                               ---------                     ---------                      ---------
      Income before income
    taxes and extraordinary
    loss                           8,515            3.0          3,194            1.3          3,611          2.2
Income taxes                       4,109            1.5          1,516            0.6          1,560          0.9
                               ---------                     ---------                      ---------
 Income before extraordinary
    loss                           4,406            1.5          1,678            0.7          2,051          1.3
Extraordinary loss, net                0            0.0              0            0.0          6,203          3.8
                               ---------                     ---------                      ---------
Net income (loss)              $   4,406            1.5      $   1,678           0.7%       $ (4,152)      (2.5)%
                               ---------                     ---------                      ---------
                               ---------                     ---------                      ---------


Comparison of the Year Ended December 31, 1995 to the Year Ended December 31,
1994


 NET SALES were $288.0 million for the year ended December 31, 1995, representing an increase of $39.8 million, or 16.1%, over net sales of $248.2 million for the year ended December 31, 1994 . Because the Company completed no acquisitions during 1994, this increase in net sales is due to sales growth at each of the

Company's operating subsidiaries. In particular, the strong demand for Alvey's redesigned mid-range and high-speed palletizers and its success in providing integrated systems resulted in record shipments and sales and produced an increase of $17.1 million, or 19.3%, in net sales over 1994. At MFA, continued strong demand for warehouse management systems caused sales to grow by $11.9 million, or 42.6%, compared to 1994. Buschman also realized significant revenue gains from integrated and systems projects as sales of these systems increased $6.0 million, or 16.6%.



    On a consolidated basis, new order bookings were $318.9 million for 1995, representing an increase of $50.3 million, or 18.7%, over bookings for 1994. Increases in 1995 new order bookings were realized by each of the Company's operating subsidiaries other than White, with new order bookings at Alvey and Buschman increasing by $33.5 million and $9.5 million, or 36.4% and 13.7%, respectively. This significant increase in customer demand created a record year-end sales backlog of $143.9 million at December 31, 1995, which represents an increase of $29.4 million, or 25.7%, over the backlog at December 31, 1994. The most significant increases in year-end backlog were recorded at Alvey, which recorded an increase of $20.2 million, or 46.3%, and Buschman, which recorded an increase of $8.6 million, or 31.1%. Alvey's backlog is driven by the increasing number and size of integrated and palletizing systems while Buschman's success has resulted from significant bookings increases in major warehouse systems.



    GROSS PROFIT was $70.7 million for 1995, an increase of $11.6 million, or 19.5%, over 1994. This increase was primarily the result of increased sales volume offset by a slightly less favorable mix of products resulting in additional margins of approximately $9.5 million. In addition, improved operating efficiencies at each manufacturing entity (other than White) offset somewhat by project cost overruns, produced additional margins of $1.7 million. The gross profit margin as a percent of sales increased to 24.6% for 1995 from 23.8% for 1994 due to operating efficiencies and the effects of re-engineering certain major products. These gains were partially offset by product and project overruns caused by over-committed manufacturing and engineering resources at Alvey and, to a lesser degree, at Busse, during portions of 1995. However, management of the Company believes the expansion of its facilities, the integration of the Company's systems and the productivity enhancement and engineering programs initiated in recent years have resulted in manufacturing efficiency and productivity gains. Specifically, the gross margin percentage at Buschman increased 6.7 percentage points in 1995 compared to 1994. This increase is primarily a result of the efficiency and productivity gains and targeted marketing programs attributable to the efforts of the new management team that was put in place during the second and third quarters of 1994. Since the second half of 1994, "as sold" margins (the estimated gross margin an a specific project at the time of sale) on new orders have improved, resulting in an increase in Buschman's gross profit of approximately $800,000 during 1995. More importantly, the standardization of Buschman's product line and manufacturing engineering programs have generated substantial changes in the manufacturing process and have resulted in significant improvements in labor efficiencies, product deliveries and inventory levels. These improvements increased gross profit in 1995 by approximately $2.5 million over 1994 results.


    Gross profit at White decreased 21.6% from 1994. This decrease is primarily attributable to an under utilization of the manufacturing and engineering resources in the first half of 1995, and an over-utilization of the same resources during the last four months of 1995 as sales significantly increased. This significant deviation in the demand for these resources caused an under-absorption of overhead costs during the first half of 1995 and inefficiencies during the fourth quarter and resulted in various product and project cost overruns. In response to the difficulties encountered at White during 1995, the Company has hired or transferred three senior executives and realigned certain management functions at White to conform to policies and structures in place and proven to be successful at other operating companies of the Company.


    While no assurance may be made with respect to future productivity performance, the Company believes the recent productivity gains at Buschman are sustainable and may be improved upon. The ability of the Company to increase favorable productivity performance depends primarily upon (i) the ability of White to fully realize the benefits of new systems and organizational changes,
(ii) the addition of capacity at Alvey and Busse during 1996, (iii) the increased expertise and efficiency of the large number of new engineering and production employees of the Company, and (iv) the implementation and success of additional programs aimed at reducing project cycle times and engineering productivity.


    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $51.6 million for 1995, representing an increase of $8.2 million, or 18.9%, over 1994. This increase is primarily attributable to expenses associated with increased sales, the creation of two new marketing and sales support teams responsible for integrated systems and international sales and approximately $1.7 million of performance-based incentive compensation and profit sharing distributions. As a percentage of sales, selling, general and administrative expenses increased to 17.9% for 1995 from 17.5% for 1994. This increase reflects the cost of increased marketing staff to secure the record bookings and the higher levels of incentive compensation and profit sharing.

    RESEARCH AND DEVELOPMENT EXPENSES were $2.1 million for 1995, a decrease of $487,000, or 19.2%, compared to $2.5 million for 1994. Research and development expenses were higher for 1994 as compared to 1995 as a result of expenses incurred prior to the establishment of technological feasibility related to the development of a standard warehouse management software system at MFA.

    OTHER EXPENSE (INCOME) NET was income of $108,000 for 1995, representing a difference of $2.4 million, as compared to $2.3 million in expense in 1994. The difference is primarily attributable to the one-time payment of stay bonus to an executive at White during 1994 in connection with the acquisition of that entity.

    OPERATING INCOME increased to $15.4 million for 1995, representing an increase of $6.3 million, or 69.1%, as compared to $9.1 million for 1994. As a percentage of net sales, operating income increased to 5.4% for 1995 from 3.7% in 1994. This increase is due primarily to the increase in gross profit margin in 1995 and the payment of the one-time stay bonus in 1994 as described above.

    INTEREST EXPENSE increased to $6.9 million for 1995, representing an increase of $1.0 million or 16.5%, as compared to $5.9 million for 1994. This increase is due primarily to an increase in the base borrowing rate under the Company's credit facilities, interest incurred with respect to the 11.95% Notes which were issued in January 1995 and bank fees incurred in the first quarter of 1995 in connection with an amendment of the Company's credit facility.

    INCOME TAXEs ON CONTINUING OPERATIONS were $4.1 million for 1995, representing an increase of $2.6 million from $1.5 million for 1994. The effective income tax rate of 48.3% in 1995 increased from an effective rate of 47.5% experienced in 1994 due to the absence of foreign tax credits in 1995, offset by somewhat lesser effects of (i) state income taxes, (ii) goodwill amortization and (iii) non-deductible meals and entertainment.

    Comparison of the Year Ended December 31, 1994 to the Year Ended December 31, 1993

    NET SALES were $248.2 million for the year ended December 31, 1994, representing an increase of $84.2 million, or 51.3%, over net sales of $164.0 million for the year ended December 31, 1993. The full year inclusion of White, acquired in December 1993, accounted for $49.6 million of the increase. Record sales at each entity, other than the recently acquired White, represented an aggregate $34.6 million, or 21.1%, increase over 1993 sales for such entities. This increase was primarily attributable to the strong demand for warehouse management systems software, with respect to which sales increased by $11.2 million, or 67.1%, from 1993. In addition, the introduction of new and enhanced products and a targeted marketing effort resulted in increased sales of $8.6 million, or 10.7%, and $5.3 million, or 62.9%, at Alvey and Busse, respectively.

    GROSS PROFIT was $59.2 million in fiscal 1994, an increase of $18.2 million, or 44.4%, from $41.0 million in 1993. Of that increase, $11.5 million reflects the full year inclusion of White. The remainder of the increase was primarily attributable to increased sales volumes at entities other than White. The gross profit margin, as a percentage of sales, decreased to 23.8% (24.1% excluding White) from 25.0% in 1993 due (i) to additional costs incurred as the Company continued its implementation of various manufacturing integration programs at Buschman and (ii) to reduced margins on two major projects, booked in 1993, in order to better strategically position the Company. This decrease in gross profit margin was partially offset by productivity gains at the Company's more established operating units. The Company believes that the integration and productivity enhancement programs initiated in recent years are now resulting in manufacturing efficiencies and productivity gains.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $43.4 million in 1994, representing an increase of $13.0 million, or 42.8%, from $30.4 million in 1993. Of that increase, $9.2 million is attributable to the full year inclusion of White. As a percentage of sales, selling, general and administrative expenses decreased to 17.5% in fiscal 1994 compared to 18.5% in fiscal 1993. This decrease was primarily attributable to the realization of administrative synergies related to the Company's acquisition of White and the successful efforts of the Company to increase certain sales without adding selling, general and administrative expenses.

    RESEARCH AND DEVELOPMENT EXPENSES were $2.5 million for 1994, representing an increase of $1.1 million, or 78.6%, compared to $1.4 million for fiscal 1993. The full year inclusion of White reflects $500,000 of this increase. The remaining increase is attributable to increased product development efforts at Busse, Alvey and MFA.

    OTHER EXPENSE, NET was $2.3 million in 1994, representing an increase of $2.3 million over 1993. This increase is almost entirely attributable to the one-time payment of a stay bonus to an executive of White in connection with the acquisition of that entity.

    AMORTIZATION EXPENSE was $1.8 million in 1994, representing an increase of $357,000, or 24.1%, from $1.5 million in fiscal 1993. This increase is primarily attributable to the full year inclusion of goodwill amortization resulting from the acquisition of White.

    OPERATING INCOME increased to $9.1 million in 1994, representing an increase of $1.4 million, or 18.2%, from $7.7 million for 1993. As a percentage of net sales, operating income decreased to 3.7% in fiscal 1994 from 4.7% in fiscal 1993. This decrease is due primarily to the decrease in the gross profit margin percentage and the payment of the one-time stay bonus as described above.

    INTEREST EXPENSE increased to $5.9 million in 1994, representing an increase of $1.8 million, or 43.9%, from $4.1 million in 1993. This increase is due primarily to the $27 million of additional debt incurred in connection with the acquisition of White in December 1993 and an increase in interest rates on the Company's floating rate debt, resulting from the general rate increase experienced throughout the economy in 1994.

    INCOME TAXES ON CONTINUING OPERATIONS were $1.52 million in 1994, representing a decrease of $44,000 from $1.56 million in 1993. The related effective income tax rate increased to 47.5% in fiscal 1994 from 43.2% in 1993. The increase in the effective rate is attributable primarily to increased nondeductible goodwill amortization and increased state income taxes relating to the acquisition of White.


    EXTRAORDINARY LOSS was $6.2 million in 1993 and there was no extraordinary loss in 1994. Approximately $5.4 million, net of applicable tax benefits, was charged as an expense as a result of losses incurred in 1993 and to accrue anticipated future losses with respect to the disposal of the Lewiston, Maine manufacturing plant. As a result of Alvey's acquisition of Buschman in 1992, the Company made a decision to close Buschman's carousel manufacturing plant in Lewiston, Maine. The Company was subsequently ordered by the Federal Trade Commission, beginning December 6, 1993, to hold the Lewiston, Maine operation separate from operations of the Company, to fund all operations of Lewiston without participating in the daily management of the operations and to ultimately dispose of the facility. As a result of the Federal Trade Commission intervention, an extraordinary loss was recorded in 1993. The Company sold the carousel manufacturing plant in July 1995 to a third party which currently operates the plant. In addition, approximately $803,000, net of applicable tax benefits, resulted from the write-off of the unamortized portion of deferred financing fees associated with indebtedness that was refinanced during the year.


LIQUIDITY AND CAPITAL RESOURCES


    WORKING CAPITAL. During the three years ended December 31, 1995, the Company generated approximately $37.7 million of cash from operations, which has been adequate to fund the Company's ongoing capital expenditure and debt service requirements. Increases in working capital requirements (primarily related to accounts receivable and inventory) over this period, as the Company's business has expanded internally and through acquisitions, were significantly offset by funds the Company received from its customers in the form of deposits and progress billings. Annual first quarter funding of qualified profit sharing plans, incentive compensation and bonus plans, disproportionate tax withholding requirements and certain insurance and professional services generally result in an increased use of cash in the first quarter.


    CASH PROVIDED BY OPERATIONS. Cash flows from operations were $18.9 million, $12.1 million and $6.7 million for the years ended December 31, 1995, 1994 and 1993, respectively.


    LEWISTON OPERATION. In connection with the acquisition of Buschman in 1992, the Company made a decision to close Buschman's carousel manufacturing plant in Lewiston, Maine. In connection with the acquisition of White in December 1993, the Company was ordered by the Federal Trade Commission to hold Buschman's Lewiston operation separate and to find a suitable buyer for the business. In the course of pursuing a buyer and pursuant to the FTC order, the Company was required to fund the Lewiston operation and, as a result, has incurred expenditures in the amount of $2.3 million for the year ended December 31, 1995 and $2.7 million and $1.8 million for the years ended December 31, 1994 and 1993, respectively. The Lewiston operation was ultimately divested on July 31, 1995, at which time the Company agreed to assist in funding the operation through July 31, 1997. A third party currently operates the plant. As of December 31, 1995, the remaining expenditures to assist in the funding are expected to approximate an aggregate of $1.1 million. Upon its initial decision to close the Lewiston plant, the Company accrued losses of $1.4 million at December 31, 1992, net of applicable income taxes, with respect to plant closure costs and the write-off of related assets, with an offsetting charge to goodwill. As a result of the Federal Trade Commission intervention, all subsequent losses, including those anticipated through ultimate disposal of the facility, were charged to earnings as an extraordinary loss, net of tax benefits, in fiscal 1993.

    CAPITAL EXPENDITURES.  Capital expenditures for the years ended
December 31, 1995, 1994 and 1993 were approximately $4.5 million, $5.1 million and $3.5 million, respectively. These expenditures were used primarily to finance the acquisition of computer and powder paint equipment and the administrative restructuring at White (fiscal 1994), plant expansion and reorganization at Buschman (fiscal 1993 and 1994), software development, computer systems and equipment at MFA (fiscal 1994 and 1995) and normal recurring replacements of machinery and equipment. The Company intends to use approximately $6.5 million of borrowings under the Credit Agreement in 1996 and $8.0 million in total to construct and equip two manufacturing facilities. See "Properties."


    RESEARCH AND DEVELOPMENT COSTS. As described in Note 15 to Alvey's Consolidated Financial Statements, approximately $11.7 million of the Weseley purchase price will be allocated to purchased research and development and charged to expense in the quarter ended March 31, 1996. The purchased research and development relates to the TRACS Version 3.0 product of Weseley. The Company expects to incur between $600,000 and $900,000 of additional research and development expenditures in fiscal 1996 in connection with TRACS Version 3.0.


    ACQUISITIONS AND DIVESTITURES. The Company expended $0.1 million and $24.1 million of cash, including payments of outstanding indebtedness, for acquisitions in 1994 (AEC) and 1993 (White), respectively. These acquisitions were financed primarily with increased bank borrowings. The Company received $0.7 million of proceeds in 1994 from the sale of its closed facility in Cassville, Missouri.

    DEBT AND EQUITY INFUSIONS. In connection with the acquisition of White in December 1993, the Company added $27 million to its existing debt facilities and Pinnacle contributed $1.5 million in proceeds from the sale of preferred and common stock to employees. Also in fiscal 1993, Pinnacle Common Stock was sold to other employees for cash of $285,000 and notes of $545,000; such cash is contributed to Alvey as it is collected from employees. On January 3, 1995, $2.0 million principal amount of Alvey's 11.95% Notes were sold to certain shareholders of Pinnacle.

    DEBT STRUCTURE RESULTING FROM THE FINANCING TRANSACTIONS. Since the Financing Transactions of January 1996, Alvey has had senior bank debt available with NationsBank, N.A. consisting of a $30 million revolving credit facility which matures in 2001. Borrowings under the credit facility initially bear interest at the Base Rate (as defined in the Credit Agreement) plus 1.50% or the Eurodollar Rate (as defined in the Credit Agreement) plus 2.50%, at Alvey's option, with a step down in rates based upon achieving predefined earnings objectives. Borrowings under the credit facility are guaranteed by Pinnacle and subsidiaries of Alvey. Pursuant to the Prior Offering, Alvey has $100 million of Notes outstanding which are due in January 2003. Interest on the Notes is payable semiannually commencing in July 1996.

    After the Recapitalization, Pinnacle has $21.3 million of Pinnacle Series A Preferred Stock, $6.5 million of Pinnacle Series C Preferred Stock and approximately $11.3 million of Pinnacle Series B Preferred Stock outstanding, together with warrants to purchase up to 256,075 shares of Pinnacle Common Stock. Dividends on the Pinnacle Series A, B and C Preferred Stock are payable quarterly. While Alvey has not guaranteed nor is it contingently obligated with respect to any such series of Preferred Stock, Pinnacle has no financial resources, other than from Alvey and Alvey's operating subsidiaries, to satisfy cash requirements relative to these preferred shares.

    USE OF PROCEEDS.  The Company applied the net proceeds of the Prior
Offering in the following manner: (i) approximately $46.2 million was used to repay the Company's outstanding senior indebtedness; (ii) approximately $2.3 million was used to repay the Company's outstanding 11.95% Notes;
(iii) approximately $21.5 million was distributed as the Recapitalization Dividend to Pinnacle which, together with the net proceeds from the Pinnacle Preferred Stock and Warrants Offering, was used by Pinnacle to fund, in part, the cash necessary to effect the Recapitalization through the Common Equity Exchange ($23.8 million) and the Redemption ($25.3 million); and
(iv) approximately $8.9 million will be used for general corporate purposes. Prepayment penalties of $370,000 were incurred in connection with the repayment of debt. In addition, the Company used $15.0 million of the proceeds of the Prior Offering to consummate the Weseley Acquisition in January 1966 and intends to use borrowings under the Credit Agreement to finance approximately $8.0 million of capital expenditures, of which approximately $6.5 million will be spent in 1996, related to the construction and equipping of two new manufacturing facilities.



    ONGOING CASH FLOWS FROM OPERATIONS. Based on its ability to generate funds from operations and upon completion of the Financing Transactions, the Company believes that it will have sufficient funds available to meet its currently anticipated operating, debt service and capital expenditure requirements with minimal, if any, additional borrowings. In addition, the Company expects to continue to acquire businesses, although, no acquisitions are pending or contemplated. The Company believes that its funds from operations will be sufficient to meet its short-term capital requirements and that such funds, together with available funds under the Credit Agreement, will be sufficient to meet its long-term capital requirements, including capital requirements related to potential acquisitions.


SEASONALITY AND QUARTERLY RESULTS


    The price of certain of the Company's systems can exceed several million dollars, and therefore a relatively small number of orders can constitute a significant percentage of the Company's revenues in any one period. Similarly, a relatively small reduction in the number of large orders can have a material impact on the Company's revenues in any one quarter or year. The timing of shipments and product revenue recognition could affect the Company's operating results for a particular period. In addition, most of the Company's revenues come from fixed price contracts. To the extent that the original cost estimates prove to be inaccurate, profitability from a particular contract may be adversely affected. As a result, the Company's operating results can vary significantly from quarter to quarter, and the financial results for any particular quarter are not necessarily indicative of results in any subsequent quarter or fiscal year.

EFFECT OF INFLATION


    Fluctuations in commodity prices may periodically affect the results of the Company's operations. However, inflation has not had a material effect on the Company's business or results of operations.

NEW ACCOUNTING STANDARDS


    The Company does not expect that the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, related to the accounting for impairments of long-lived assets, and SFAS No. 123, related to the accounting for stock-based compensation, will have a material effect on the Company's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


    The consolidated financial statements required in response to this item are included on pages F-1 through F-33 hereof.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


    None.

    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning Alvey's directors and executive officers.


                                                   Years in
         Name                 Age   Industry       Position with Alvey
         ----                 ---   --------       -------------------
William R. Michaels (1)       61       21     Chairman of the Board and Chief
Executive Officer
Stephen J. O'Neill            54       25     President
Michael J. Tilton             46       16     Senior Vice President and Secretary
James A. Sharp                48       12     Vice President, Chief Financial
                                              Officer, Treasurer and Assistant
                                              Secretary
Frederick R. Ulrich, Jr. (1)  52        _     Director
Prakash A. Melwani (2)        37        _     Director
Daniel S. O'Connell (1)       41        _     Director
Charles A. Dill (2)           56        _     Director

The following table sets forth certain information concerning certain executive officers and directors of Pinnacle and the Company. Each of Alvey and its five subsidiaries are managed by Pinnacle.



                                   Years in
         Name                 Age     Industry         Principal Position in Pinnacle Organization
         ----                 ---     --------         -------------------------------------------

William R. Michaels (1)       61        21     Chairman of the Board, President and Chief Executive
                                               Officer of Pinnacle
Michael J. Tilton             46        16     Executive Vice President - Operations and
                                               Secretary of Pinnacle
James T. McHugh               50        27     Senior Vice President of Pinnacle
Armen G. Oumedian             72        39     Senior Vice President of Pinnacle
Richard D. Sampson            57         6     Senior Vice President of Pinnacle
Thomas J. Young               47        25     Senior Vice President of Pinnacle
James A. Sharp                48        12     Vice President - Finance and Chief Financial Officer of
                                               Pinnacle
Christopher C. Cole           40         6     President of Buschman
Ritch J. Durheim              48        24     President of MFA
Kenneth D. Matson             37        14     President of Busse
Stephen J. O'Neill            54        25     President of Alvey
Frederick R. Ulrich, Jr. (1)  52         _     Director of Alvey and Pinnacle
Prakash A. Melwani (2)        37         _     Director of Alvey and Pinnacle
Daniel S. O'Connell (1)       41         _     Director of Alvey and Pinnacle
Charles A. Dill (2)           56         _     Director of Alvey and Pinnacle


- -----------

(1) Member of the Compensation Committee.



(2) Member of the Audit Committee.




    WILLIAM R. MICHAELS has served as Chairman of the Board and Chief Executive Officer of Alvey and as Chairman, President and Chief Executive Officer of Pinnacle since September 1988. From 1984 to 1988, Mr. Michaels served as the President and Chief Executive Officer of Rapistan Corp. Mr. Michaels is a member of the Board of Governors of the Material Handling Institute of America, the materials handling industry's trade association. In addition to his Pinnacle duties, from July 1989 to January 1992 Mr. Michaels was the Chairman of the board of directors of Holophane Company, Inc., a Columbus, Ohio company in the lighting industry. Mr. Michaels continues as a director of Holophane.
Mr. Michaels is a graduate of the State University of New York.



    STEPHEN J. O'NEILL has served as President of Alvey since November 1992. Previously, Mr. O'Neill served as Senior Vice President of Alvey since September 1988. Mr. O'Neill served as a Vice President of Rapistan Corp. from 1986 to 1988. Mr. O'Neill earned a B.S. degree in Electrical Engineering from Rose Polytechnic Institute.



    MICHAEL J. TILTON has served as Senior Vice President and Secretary of
Alvey and Executive Vice President of Pinnacle since April 1994. Previously,
Mr. Tilton served as Senior Vice President and Chief Financial Officer from September 1988 to April 1994. Mr. Tilton served as a Vice President of Rapistan Corp. from 1985 to 1988. Mr. Tilton graduated from the University of Iowa with a B.B.A. degree in Finance and earned an M.B.A. degree from Drake University.
Mr. Tilton currently serves on the board of directors of the Caring Center.



    JAMES A. SHARP has served as Vice President of Finance and Chief Financial Officer since April 1994. Previously, Mr. Sharp held various accounting and financial positions with Pinnacle and its subsidiaries, including Controller, Treasurer and Chief Financial Officer of Alvey, since 1983. Mr. Sharp graduated from Southern Illinois University with a B.S. degree in Accounting and is a Certified Public Accountant in the state of Missouri.






    FREDERICK R. ULRICH, JR. has been a Director of Alvey and Pinnacle since August 1988. Mr. Ulrich has served as Chairman of the Board and Chief Executive Officer of Raebarn Corporation since 1988 and of Buttonwood Capital Inc. since December 1992. Mr. Ulrich is Chairman of the Board of Ames Company, Inc. and a director of Paul Sebastian, Incorporated. Mr. Ulrich is a graduate of the United States Military Academy and holds an M.B.A. degree from Harvard

University.






    PRAKASH A. MELWANI has served as a director of Alvey and Pinnacle since January 1996. Mr. Melwani is a Managing Director of Vestar. He has been associated with Vestar since its founding in 1988. Mr. Melwani is also Chairman of the Board of Anvil Knitwear, Inc. and a director of Argo-Tech Corporation and International AirParts Corporation. Mr. Melwani graduated from Cambridge University with a B.A. degree and received an M.B.A. degree from Harvard University.



    DANIEL S. O'CONNELL has served as a director of Alvey and Pinnacle since January 1996. Mr. O'Connell has served as the Chief Executive Officer of Vestar since its founding in 1988. Mr. O'Connell also serves as a director of Anvil Knitwear, Inc., Cabot Safety Corporation, La Petite Academy, Inc., Prestone Products Corporation, Pyramid Communications, Inc. and Russell-Stanley Corporation. Mr. O'Connell graduated from Brown University with an A.B. degree and Yale University School of Management with an M.P.P.M. degree.



    CHARLES A. DILL became a director of Alvey and Pinnacle on February 28, 1996. Mr. Dill is currently a General Partner in Gateway Associates, L.P., a leading St. Louis-based equity management partnership. Previously, from April 1991 through April 1995, Mr. Dill was President and, from October 1992 through April 1995, Chief Executive Officer of Bridge Information Systems, Inc. (a leading provider of on-line financial information and databases to institutional securities markets). From February 1988 to September 1990, he was President and a Director of AVX Corporation (a ceramic electronic devices manufacturer). Mr. Dill serves as a director of Stifel Financial, a securities brokerage and investment banking form, and Zoltec, a specialty producer of carbon fiber composite materials. Mr. Dill graduated from Yale University with a B.S. degree in mechanical engineering and received an M.B.A. degree from Harvard University.



James T. McHugh has served as Senior Vice President of Pinnacle since May 1995. Mr. McHugh served as Chief Executive Officer of MFA from 1975 until May 1995. Previously, Mr. McHugh served as a director of S.R. Sales Company, Inc.
Mr. McHugh earned his undergraduate and M.B.A. degrees from Marquette
University.



    ARMEN G. OUMEDIAN has served as a Senior Vice President of Pinnacle since January 1995. Mr. Oumedian joined Alvey in 1988 as Vice President-System Sales and subsequently served as Senior Vice President-System Sales of Buschman from 1992 to 1995. Previously, Mr. Oumedian held various positions with Rapistan Corp. for 32 years and with General Motors for 11 years. Mr. Oumedian graduated with a B.S.I.E. degree from General Motors Institute.

    RICHARD D. SAMPSON has served as Senior Vice President of Manufacturing of Pinnacle since June 1989. Mr. Sampson is a graduate engineer from the University of North Dakota and also holds an M.B.A. degree from Michigan State University.



    THOMAS J. YOUNG has served as a Senior Vice President of Pinnacle since April 1994 and was appointed President of Pinnacle Automation International in September 1994. Previously, Mr. Young served as President of Busse from 1992 to 1994. From 1991 to his joining Pinnacle, Mr. Young was a principal of the Sandringham Group, a corporation he formed to seek acquisitions in the packaging and packaging machinery industries. From 1989 to 1991, Mr. Young served as Vice President of Goldco Industries, a supplier of high-speed bulk container palletizing and bulk depalletizing equipment. Mr. Young graduated with a B.S. degree from St. John's University.



    CHRISTOPHER C. COLE has served as President of Buschman since March 1994. Prior to joining Buschman, Mr. Cole served in a variety of executive positions at Cincinnati Milacron Inc. since 1979 and was Vice President since 1987.
Mr. Cole graduated from Wesleyan University with a B.A. degree and received an M.B.A. degree from Harvard University. Mr. Cole has served on the board of directors of the Cincinnati chapter of the American Red Cross since 1989 and is currently a member of the executive committee of such board.



    RITCH J. DURHEIM has served as President and Chief Executive Officer of MFA since May 1995. From April 1994 to May 1995 Mr. Durheim served as President and Chief Operating Officer of MFA. Prior to 1994, Mr. Durheim held various positions with MFA since 1978. Mr. Durheim graduated from Marquette University with a B.S. degree.



    KENNETH D. MATSON has served as President of Busse since September 1994. Prior to joining Busse, Mr. Matson was Vice President Marketing & Business Development for the Material Handling Division of Western Atlas since
October 1993. From January 1991 to 1993, Mr. Matson was Vice President/General Manager-Process & Packaging Systems of Western Atlas. Mr. Matson graduated from Georgia Institute of Technology with a B.S. degree in Industrial & Systems Engineering.


ITEM 11. EXECUTIVE COMPENSATION


    Executive Compensation

The following table sets forth, for the year ended December 31, 1995, the earned compensation of the Chief Executive Officer and the next six highly compensated executive officers of Alvey (the "Named Executive Officers"):

                              SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION FOR 1995

NAME AND PRINCIPAL POSITION     SALARY         BONUS(a)    OTHER ANNUAL        ALL OTHER
                                                           COMPENSATION(b)    COMPENSATION
WILLIAM R. MICHAELS            $302,500       $301,200        $26,506           $2,106
 Chairman and Chief Executive
 Officer of Alvey
RITCH J. DURHEIM                173,750        185,905         12,084              170
 President of MFA
JAMES T. MCHUGH                 167,000         74,000         13,189              170
 Senior Vice President of
 Pinnacle
STEPHEN J. O'NEILL              191,750        187,040          9,990              864
 President of Alvey
DONALD J. WEISS(C)              225,000         35,000              0                0
 President of White
CHRISTOPHER C. COLE             185,000        216,800          3,264              102
 President of Buschman
MICHAEL J. TILTON               191,750        205,500         11,071            2,538
 Executive Vice President of
 Pinnacle

- -----------

(a) Reflects amount earned in 1995, of which amount portions have been paid in 1996.


(b) Perquisites or other personal benefits which in the aggregate were less than the lesser of $50,000 and 10% of an officer's annual salary and bonus in 1995 have been omitted.


(c) Mr. Weiss resigned from his position as President of White in April 1996.

PENSION PLAN


    The Company maintains 401(k) savings plans for virtually all employees who meet certain eligibility requirements, except those certain union employees who participate in multi-employer pension plans. Under the plans, the employees may defer receipt of a portion of their eligible compensation, with the Company matching a defined percentage of the employees' deferral. The Company's matching contributions were $614,000 and $429,000 for the year ended December 31, 1995 and the year ended December 31, 1994, respectively. The Company may also elect to make discretionary profit sharing contributions for virtually all employees, except those union employees who participate in multi-employer pension plans.

EMPLOYMENT AGREEMENTS

    On May 31, 1995, Alvey, Pinnacle and William R. Michaels entered into an amended and restated employment agreement pursuant to which Mr. Michaels will serve as Chairman of the Board and Chief Executive Officer of Alvey and Chairman of the Board, President and Chief Executive Officer of Pinnacle at a base annual salary of $302,500. Mr. Michaels' base salary will be reviewed annually to consider an upward adjustment for each subsequent year during the term of the agreement. The agreement entitles Mr. Michaels to an automobile, club membership, an annual bonus, disability and health insurance and to other benefit plans provided by Alvey and Pinnacle to their employees. The agreement also provides for deferred compensation, whereby following termination of Mr. Michaels' employment with Pinnacle and Alvey because of death, disability or retirement or upon Mr. Michaels having attained age 65, or for any other reason excluding voluntary resignation to accept a comparable position before Mr. Michaels attains age 65, Pinnacle and Alvey will pay to Mr. Michaels, for at least 10 years and during the remainder of his life, an annual amount calculated by (a) dividing Mr. Michaels' total compensation from Alvey and Pinnacle over the thirty-six (36) month period prior to the termination of his employment by three and (b) multiplying the result by twenty percent (20%) plus an additional two percent (2%) for each year between September 1988 (the date of the original employment agreement) and the termination of his employment. In addition, the agreement requires Pinnacle and Alvey to provide to Mr. Michaels a $3,000,000 life insurance policy for the remainder of his lifetime, unless he voluntarily terminates his employment with Pinnacle and Alvey to accept a comparable position, at which time Pinnacle and Alvey's obligation to pay premiums will cease.

    On May 10, 1989, MFA entered into employment agreements with James T.
McHugh and Ritch Durheim. Pursuant to the agreements, Mr. McHugh served as Chief Executive Officer of MFA until May 1995 and Mr. Durheim serves as President and, subsequently, Chief Executive Officer of MFA for annual base salaries of $167,000 and $172,250, respectively. The base salaries of each will be reviewed annually to consider an upward adjustment for each subsequent year. Each of the agreements entitles Messrs. McHugh and Durheim to an automobile allowance, club membership, an annual bonus, life, disability and health insurance and to other benefit plans provided by MFA to its other employees. Each of the agreements contains a non-disclosure and non-competition provision which is effective for the term of each of Messrs. McHugh and Durheim's employment with MFA.

    On June 27, 1995, Alvey and Pinnacle entered into an amended and restated employment agreement with Michael J. Tilton and Alvey entered into an amended and restated employment agreement with Stephen J. O'Neill. Pursuant to the agreements, Mr. Tilton will continue to serve as Senior Vice President and Secretary of Alvey and Executive Vice President - Operations and Finance of Pinnacle at a base salary of $191,750 and Mr. O'Neill will continue to serve as President of Alvey at a base salary of $191,750. The base salaries of each will be reviewed annually to consider an upward adjustment for each subsequent year. Each of the agreements entitles Messrs. Tilton and O'Neill to an automobile, club membership, an annual bonus, life, disability and health insurance and to other benefit plans provided by Alvey and Pinnacle to their other employees. In addition, Pinnacle and Alvey are obliged to provide a $1,000,000 life insurance policy for each of Messrs. Tilton and O'Neill for the remainder of their lifetimes, unless they voluntarily terminate their employment with Alvey and Pinnacle to accept a comparable position, at which time Alvey and Pinnacle's obligation to pay such premiums will cease.


    On December 14, 1993, White entered into an employment agreement with Donald J. Weiss, pursuant to which Mr. Weiss agreed to serve as President of White at a base annual salary of $215,000. Mr. Weiss' base salary will be reviewed annually to consider an upward adjustment for each subsequent year during the term of the agreement. The agreement entitles Mr. Weiss, among other things, to an automobile, club membership, an annual bonus, life, disability and health insurance and to other benefit plans provided by White to its other employees. The agreement with Mr. Weiss contains a non-disclosure and non-competition provision which is effective for the term of his employment with White. Upon execution of the agreement, Mr. Weiss purchased 10,197 shares of Pinnacle Common Stock and 1,025 shares of Pinnacle Original Senior Preferred Stock. In April 1996, Mr. Weiss, pursuant to a Memorandum of Understanding, resigned from his position as an officer and director of Pinnacle, Alvey and White.


    On March 9, 1994, Buschman entered into an employment agreement with Christopher C. Cole, pursuant to which Mr. Cole agreed to serve as President and Chief Executive Officer of Buschman and Executive Vice President of Pinnacle at a base annual salary of $175,000. Mr. Cole's base salary will be reviewed annually to consider an upward adjustment for each subsequent year during the term of the agreement. The agreement entitles Mr. Cole to an automobile, club membership, an annual bonus, life, disability and health insurance, reimbursement of legal and accounting services and to other benefit plans provided by Buschman to its other employees. The agreement with Mr. Cole contains a non-disclosure and non-competition provision which is effective for the term of his employment with Buschman. Upon execution of the agreement, Mr. Cole was granted an option to purchase 18,700 shares of Pinnacle Common Stock at an exercise price of $31.28 per share.

BOARD OF DIRECTORS COMMITTEES AND COMPENSATION


    Alvey and Pinnacle each have a Compensation Committee and an Audit Committee. During 1995, neither Alvey nor Pinnacle paid any compensation to members of their Boards of Directors. In 1996, Alvey and Pinnacle expect to pay to non-employee directors, except directors elected or nominated by the Investors and Acadia Partners, L.P., an annual fee of $25,000 and intend to reimburse each of its directors for their out-of-pocket expenses incurred in connection with serving as a director. Directors who are employed by Pinnacle or the Company do not receive a fee for serving as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Pinnacle owns 100% of the outstanding capital stock of Alvey. The following table sets forth certain information regarding the beneficial ownership of the Pinnacle Common Stock as of April 30, 1996 (i) by each person who is known by the Company to own beneficially more than 5% of the Pinnacle Common Stock,
ii) by each of Alvey and Pinnacle's directors, (iii) by each Executive Of ficer named below and (iv) by all directors and executive officers as a group.



    PINNACLE COMMON STOCK


NAME AND ADDRESS OF BENEFICIAL OWNER (1)(2)                               FULLY-DILUTED
                                            SHARES OWNED   PERCENTAGE(3)  PERCENTAGE (4)
EXECUTIVE OFFICERS AND DIRECTORS
    Prakash A. Melwani (5)(6). . . . . . . .     179,253        27.0%          21.0%
    Daniel S. O'Connell (5)(6) . . . . . . .     179,253        27.0           21.0
    William R. Michaels (7). . . . . . . . .      72,187        14.8            8.5
    Frederick R. Ulrich, Jr. (8) . . . . . .      27,867         5.7            3.3
    Charles A. Dill. . . . . . . . . . . . .           0           0              0
    Christopher C. Cole (9). . . . . . . . .      20,000         4.0            2.3
    Ritch J. Durheim (10). . . . . . . . . .       5,407         1.1            0.6
    James T. McHugh (10)(11) . . . . . . . .       5,407         1.1            0.6
    Stephen J. O'Neill (12). . . . . . . . .      48,902        10.0            5.7
    Michael J. Tilton. . . . . . . . . . . .      44,400         9.1            5.2
OTHER BENEFICIAL OWNERS. . . . . . . . . . .
    Vestar Equity Partners, L.P. (6)(13) . .     179,253        27.0           21.0
    Chase Equity Associates (13)(14) . . . .      56,763        10.5            6.6

    All Executive Officers and Directors as a
      Group (15  Persons). . . . . . . . . .     403,423 (15)   58.8           47.2


- -----------
    (1) Unless otherwise noted, the address of each of the foregoing is c/o Pinnacle at 101 S. Hanley, Suite 1300, St. Louis, Missouri 63105.
    (2) Unless otherwise noted, sole voting and dispositive power are possessed with respect to all shares shown.
    (3) The percentages under the heading "Percentages" are based upon 485,866 shares of Pinnacle Common Stock outstanding and takes into account all derivative securities held by such Beneficial Owner that are convertible into shares of Pinnacle Common Stock.
    (4) The percentages under the heading "Fully-Diluted Percentages" are based upon 853,933 shares of Pinnacle Common Stock outstanding, which gives effect to the exercise of outstanding (i) options to purchase 67,200 shares of Pinnacle Common Stock, (ii) warrants to purchase 14,917 shares of Pinnacle Common Stock, (iii) warrants issued in the Weseley Acquisition that are exercisable to purchase 29,875 shares of Pinnacle Common Stock and (iv) the Pinnacle Warrants that are exercisable to purchase 256,075 shares of Pinnacle Common Stock.
    (5) Includes 179,253 shares issuable upon exercise of Pinnacle Warrants held by Vestar Equity Partners, L.P., as to which Messrs. Melwani and O'Connell disclaim beneficial ownership.
    (6) Address is c/o Vestar Capital Partners, 245 Park Avenue, 41st Floor, New York, New York 10167-4098.
    (7) Includes 601 shares of Pinnacle Common Stock issuable upon exercise of outstanding Series C Warrants of Pinnacle.
    (8) Includes 401 shares of Pinnacle Common Stock issuable upon exercise of outstanding Series C Warrants of Pinnacle. Includes the following number of shares held by or in trust for Mr. Ulrich's children: 505 shares of Pinnacle Common Stock; 705 shares of Pinnacle Common Stock held by the Lauren T. Ulrich Trust '89; 706 shares of Pinnacle Common Stock held by the Farrell Ulrich Trust '89; and 700 shares of Pinnacle Common Stock held by the Frederick Ulrich III Trust '92.

    (9) Includes 18,700 shares of Pinnacle Common Stock issuable upon exercise of outstanding exercisable options.

    (10) Includes 235 shares of Pinnacle Common Stock issuable upon exercise of outstanding Series C Warrants of Pinnacle.

    (11) Includes 5,172 shares of Pinnacle Common Stock held by the James T. McHugh and Catherine A. McHugh Revocable Trust.


    (12) Includes 902 shares of Pinnacle Common Stock issuable upon exercise of outstanding Series C Warrants of Pinnacle.


    (13) All of such shares are issuable upon exercise of Pinnacle Warrants.


    (14) c/o Chemical Venture Partners, 270 Park Avenue, New York, New York
10017.


    (15) The 179,253 shares of Pinnacle Common Stock issuable upon exercise of Pinnacle Warrants held by Vestar Equity Partners, L.P., as to which Messrs. Melwani and O'Connell disclaim beneficial ownership, are counted once in this total.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    Stockholders Agreement and Registration Rights


    In connection with the 1988 acquisition of Alvey by Pinnacle (the "1988 Acquisition"), entities affiliated with Acadia (the "Acadia Stockholders"), individuals affiliated with Raebarn Corporation (the "Raebarn Stockholders"), certain management stockholders and Pinnacle entered into a Stock Purchase and Stockholders Agreement which has been amended and restated several times through the date hereof (the "Initial Stockholders Agreement"). In connection with the Financing Transactions, the Initial Stockholder Agreement was amended and restated again pursuant to the Amended and Restated Stockholders Agreement by and among Pinnacle, the Management Stockholders (as defined therein), the Raebarn Stockholders (as defined therein) and the Investors (the "Amended and Restated Stockholders Agreement").



    The Initial Stockholders Agreement provides for certain rights of Pinnacle to repurchase shares from employees whose employment has been terminated, various provisions regarding the "vesting" of shares held by the management stockholders, certain rights of first refusal by the stockholders upon the proposed sale of Pinnacle

Common Stock by any other stockholder, certain subscription rights by stockholders in the event of a private placement by Pinnacle and certain rights by the Acadia Stockholders to "drag-along" the other stockholders upon receipt of an offer to purchase all of the Pinnacle Common Stock and certain rights by all stockholders to "tag-along" upon the sale of Pinnacle Common Stock by the Acadia Stockholders or the Raebarn Stockholders. The Initial Stockholders Agreement provides that the Board of Directors of Pinnacle consists of eleven members, two of whom will be nominated by the Raebarn Stockholders, one of whom (who will be the President of Pinnacle) will be nominated by the management stockholders, one of whom will be James M. Schloeman, one of whom will be Donald
J. Weiss, and six of whom will be nominated by the Acadia Stockholders. The stockholders must vote their shares to elect such nominees to the Board of Directors. Management stockholders do not have any demand registration rights under the Initial Stockholders Agreement; however, management stockholders are permitted to "piggyback" on to any other registration statement filed by Pinnacle.


    The following is a summary of the Amended and Restated Stockholders
Agreement:

    VESTING OF MANAGEMENT STOCKHOLDER SHARES. Shares of Pinnacle Common Stock issued to Management Stockholders (as defined in the Amended and Restated Stockholders Agreement) vest in equal installments over a period generally ranging between three and five years (depending on the terms set by the Board of Directors at the time of issuance). Any shares of Pinnacle Common Stock held by a Management Stockholder that are unvested at the time of the death, permanent disability, resignation or termination (for whatever reason) of such Management Stockholder will remain unvested and will not vest; PROVIDED, HOWEVER, that in the event of the death or permanent disability of the holder, 50% of the shares which are unvested at that time will become vested. In addition, all unvested shares will become vested upon the acquisition of all of the outstanding shares of Pinnacle by any third party or upon the sale of all of the assets of Pinnacle.

    REPURCHASE OF MANAGEMENT STOCKHOLDER SHARES. In the event of the termination of any Management Stockholder's employment with Pinnacle, whether by reason of death, permanent disability, termination for cause or without cause, retirement or for any other reason, Pinnacle will have the right to repurchase all or any portion of the unvested shares. To the extent that Pinnacle elects not to repurchase all of the unvested shares held by a terminated Management Stockholder, the other stockholders will have the right to purchase the remaining shares on a PRO RATA basis.

    RESTRICTIONS ON TRANSFER; RIGHT OF FIRST REFUSAL. Unvested shares may not be transferred under any circumstances. With respect to vested shares, Pinnacle and, to the extent that Pinnacle fails to exercise its first refusal right in full, the other Management Stockholders and Raebarn Stockholders, have a right of first refusal if any Management Stockholder or Raebarn Stockholder receives a bona fide offer from an independent unrelated third party that such stockholder wishes to accept. Despite the general restrictions on transfers by Management Stockholders and Raebarn Stockholders, transfers to affiliates, officers, directors, certain family members or family trusts and pledges of the shares to a bank as security for a loan used to buy the shares are expressly permitted.

    TAG-ALONG RIGHTS. The Amended and Restated Stockholders Agreement provides that stockholders have a right to "tag along" upon the sale of Pinnacle Common Stock or Pinnacle Warrants by any stockholder or holder of Pinnacle Warrants prior to an initial public offering by Pinnacle and provides the stockholders with "tag-along" rights with respect to a sale of a significant amount of Pinnacle Common Stock or Pinnacle Warrants after an initial public offering by Pinnacle. In addition, in the event any such sales would result in a change of control of Pinnacle, the holders of the Pinnacle Investor Preferred Stock and the Pinnacle Series B Preferred Stock have the right to cause any such stock which is not redeemed by Pinnacle in accordance with its terms to be purchased by the purchaser of such Pinnacle Common Stock or Pinnacle Warrants.

    PRIORITY SUBSCRIPTION RIGHTS. If Pinnacle decides to effect a private placement of shares of Pinnacle Common Stock or securities convertible into Pinnacle Common Stock for less than Fair Market Value (as defined in the Amended and Restated Stockholders Agreement) at any time prior to its initial public offering, the stockholders will have a right, subject to certain exceptions (which exceptions include the Financing Transactions, the Weseley Acquisition and the issuance of financing warrants to institutional lenders), to purchase their respective PRO RATA portions of the shares to be sold by Pinnacle.


    VOTING AGREEMENT. The Amended and Restated Stockholders Agreement provides that the Board of Directors of Pinnacle shall initially consist of seven members, subject to increase or decrease upon certain specified events. The stockholders are required to vote their shares to elect specified nominees to the Board of Directors.

    On and after the eighth anniversary of the date of issuance of the Pinnacle Investor Preferred Stock and Pinnacle Warrants, if any shares of Pinnacle
Series A Preferred Stock and any Pinnacle Warrants are outstanding, the number of directors of Pinnacle shall be increased by the Control Number (as defined below), with such additional directors to be nominated by the holders of the Pinnacle Warrants. In addition, if such directors are required to be elected, from and after such date, each stockholder party to the Amended and Restated Stockholders Agreement has agreed to (i) vote all shares held by such stockholder to ratify, approve and adopt all actions adopted or approved by the Board of Directors of Pinnacle and (ii) subject to certain conditions, be "dragged along" in the event that the holders of the Pinnacle Warrants desire to accept a third party offer for all of the outstanding shares of Pinnacle Common Stock.

    REGISTRATION RIGHTS. Management Stockholders shall be entitled to a single "demand" and certain "piggyback" registration rights, subject to customary conditions.

                           CONSULTING AGREEMENT WITH ACADIA


    Since the 1988 Acquisition, Alvey and Pinnacle have been parties to a consulting agreement with an affiliate of Acadia pursuant to which Pinnacle has been obliged, among other things, to pay consulting and transaction fees and to reimburse Acadia for its out-of-pocket expenses. The current agreement with Acadia is the Amended and Restated Consulting Agreement, dated as of October 14, 1992, as amended, among Pinnacle, Alvey and Penobscot-NB Partners ("Penobscot"), an affiliate of Acadia (the "Acadia Agreement"). Pursuant to the Acadia Agreement, Pinnacle is required to pay an annual fee of $250,000 to Penobscot, in addition to reimbursement of its out-of-pocket expenses, through the earlier to occur of February 1, 2000 or certain change of control transactions. In addition, the Acadia Agreement provides that if Pinnacle or Alvey or any of their affiliated companies engage in a transaction such as a merger, consolidation or a sale of more than 10% of its assets or outstanding securities or the acquisition of assets or stock of another company (a "Transaction"), Penobscot would have the right to act as a financial advisor to Pinnacle or Alvey. In addition, Pinnacle is required to consult with Penobscot with respect to any prospective or actual public or private offering of debt or equity securities of Pinnacle or Alvey and is required to pay to Penobscot an investment banking fee in an amount equal to 1% of (i) the aggregate consideration paid or received in each Transaction or (ii) in the case of an initial public offering, the gross proceeds from the sale of the primary shares sold by Pinnacle or Alvey. In connection with the Acadia Agreement, Pinnacle paid $312,000 in 1992 (not including $250,000 of a $500,000 fee relating to the acquisition of Buschman which was deferred), $510,000 in 1993 (which includes a fee of $260,000 in connection with the acquisition of White), $250,000 in 1994 and $250,000 in 1995, in each case plus the reimbursement of out-of-pocket expenses.

    The Acadia Agreement terminated upon the completion of the Financing Transaction and is no further force and effect. At such time, Pinnacle paid Penobscot any theretofore unpaid regular monthly consulting fees and all unpaid or unreimbursed expenses. As part of the Recapitalization Transactions, Acadia waived any right to receive any other fee which may have been due under the Acadia Agreement including any transaction fee by reason of the Recapitalization Transactions.

                          CONSULTING AGREEMENT WITH RAEBARN


    Since the 1988 Acquisition, Alvey and Pinnacle have also been parties to a consulting agreement with Raebarn Corporation or a predecessor entity ("Raebarn"), each of which is or was beneficially owned by Mr. Ulrich and a former director of Pinnacle, pursuant to which Pinnacle has been obliged, among other things, to pay consulting and transaction fees, and to reimburse Raebarn for its out-of-pocket expenses. The current agreement with Raebarn is the Amended and Restated Consulting Agreement, dated as of October 14, 1992, as amended, among Pinnacle, Alvey and Raebarn (the "Raebarn Agreement"). Pursuant to the Raebarn Agreement, Pinnacle is required to pay an annual fee of $250,000 to Raebarn, in addition to reimbursement of its out-of-pocket expenses, through the earlier to occur of December 31, 2002 or certain change of control transactions. In addition, the Raebarn Agreement provides that if Pinnacle or Alvey or any of their affiliated companies engage in a transaction such as a merger, consolidation or a sale of more than 10% of its assets or outstanding securities or the acquisition of assets or stock of another company (a "Transaction"), Raebarn would have the right to act as a financial advisor to Pinnacle or Alvey. In addition, Pinnacle is required to consult with Raebarn with respect to any prospective or actual public or private offering of debt or equity securities of Pinnacle or Alvey and is required to pay to Raebarn an investment banking fee in an amount equal to 1% of (i) the aggregate consideration paid or received in each Transaction or (ii) in the case of an initial public offering, the gross proceeds from the sale of the primary shares sold by Pinnacle or Alvey. In connection with the Raebarn Agreement, Pinnacle paid $550,000 in 1992 (not including $250,000 of a $500,000 fee relating to the acquisition of Buschman which was deferred), $250,000 in 1993 (not including a fee of $260,000 relating to the acquisition of White which was deferred), $250,000 in 1994, $250,000 in 1995 and an aggregate of $1,500,000 (upon completion of the Financing Transactions), in each case plus the reimbursement of out-of-pocket expenses.


    Alvey, Pinnacle and Raebarn terminated the Raebarn Agreement in its entirety upon completion of the Financing Transactions. In connection with such termination, Pinnacle and Alvey agreed to make termination payments to Raebarn or its designees in the amount of $250,000 per year through the eighth anniversary of the completion of the Financing Transactions. In April 1995, Raebarn changed its name to Lafarick, Inc. Pinnacle and Alvey intend to expense the payments of $2.0 million ($1.4 million net of tax), less $510,000 already accrued at December 31, 1995, in the first quarter of 1996, the quarter in which the Financing Transactions were consummated.

                    CONSULTING AGREEMENT WITH MAMMOTH CAPITAL INC.


    On December 31, 1995, Pinnacle and Alvey entered into a consulting agreement with Mammoth Capital Inc., a corporation owned by Mr. Ulrich, pursuant to which Pinnacle and Alvey agreed to pay an annual fee of $200,000, subject to an annual increase at a rate of 3%, in addition to the reimbursement for its out-of-pocket expenses (the "Mammoth Agreement"). The Mammoth Agreement also provides for the payment of a transaction fee in the amount of 1% of the aggregate consideration paid or received in connection with specified merger and acquisition transactions (the "M&A Fee") and 1 2 of 1% of the gross proceeds received in connection with financing transactions involving the public or private offering of debt or equity securities of Pinnacle and Alvey or the incurrence of bank debt, other than financing transactions solely involving amendments, modifications or extensions of the Credit Agreement or the Notes (the "Financing Fee"); PROVIDED, HOWEVER, that the Financing Fee shall not exceed $250,000. Pinnacle and Alvey are not obliged to pay duplicate M&A Fees and Financing Fees in connection with any single transaction or series of related transactions. The Mammoth Agreement will terminate on the earlier to occur of (i) the eighth anniversary of the completion of the Financing Transactions, (ii) the sale of all or substantially all of the capital stock or assets of either Pinnacle or Alvey or (iii) the death or retirement of Mr. Ulrich. In addition, the Mammoth Agreement will be terminable by Pinnacle and Alvey in the event that Mr. Ulrich fails, or is otherwise unwilling, to perform the services required by such agreement in a manner reasonably acceptable to Pinnacle and Alvey and consistent with past practices.

                           CONSULTING AGREEMENT WITH VESTAR


    On January 24, 1996, Pinnacle and Alvey entered into a consulting agreement with Vestar Capital Partners ("Vestar Capital"), an affiliate of Vestar, pursuant to which Pinnacle and Alvey agreed to pay an annual fee of $150,000 to Vestar Capital (the "Vestar Agreement"). The Vestar Agreement terminates on the earlier to occur of (i) the completion of an initial public offering by Pinnacle of the Pinnacle Common Stock, (ii) the occurrence of a change of control (as defined) or (iii) the date on which the Investors or certain specified transferees cease to meet a certain minimum investment level. In addition, upon consummation of the Pinnacle Preferred Stock and Warrants Offering, Pinnacle paid to Vestar Capital a one-time fee of $750,000 and reimbursed the Investors for all reasonable out-of-pocket costs and expenses (including reasonable attorneys' fees and related expenses) incurred by the Investors in connection with the Pinnacle Preferred Stock and Warrants Offering.

                              LEASE OF WHITE FACILITIES



    The Company leases the manufacturing facility used by White in Kenilworth, New Jersey from a partnership controlled by Donald J. Weiss, formerly a director of Pinnacle and Alvey. Pursuant to the terms of the lease, the Company paid rent in the amount of $900,000 in 1995. The term of the lease extends through December 2006. The Company believes that the terms of the lease are substantially similar to terms that would have been obtained from a third party in an arms'-length negotiation.


    PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


    (a)  List of Documents filed as part of this Annual Report on Form 10-K/A


    1. FINANCIAL STATEMENTS. The consolidated financial statements identified on the index to consolidated financial statements and schedules on page F-1 hereof are filed as part of this Annual Report on Form 10-K.

    2. FINANCIAL STATEMENT SCHEDULES. Rule 12-09 Valuation and Qualifying Accounts and Reserves of Registrant. See the Report of Independent Accountants on Financial Statement Schedules.

    All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

    3. EXHIBITS. The following are filed as exhibits to this Annual Report on Form 10-K:
 EXHIBIT                                                         SEQUENTIALLY
 NUMBER                            DESCRIPTION                   NUMBERED PAGE


*3.1     Certificate of Incorporation of Alvey Systems, Inc.
*3.2     Bylaws of Alvey Systems, Inc.
*10.1 Recapitalization Agreement, dated as of September 28, 1995, by and among Pinnacle Automation, Inc., Alvey Systems, Inc. and the Selling Stockholders listed on Schedule A thereto
*10.2 Equity Purchase and Sale Agreement, dated as of December 13, 1995, by and among Pinnacle Automation, Inc., Alvey Systems, Inc., James M. Schloeman and each of the other persons or entities listed on Schedule A thereto
*10.3 Equity Purchase and Sale Agreement, dated as of January 24, 1996, by and among Pinnacle Automation, Inc., Alvey Systems, Inc. and Atlantic Equity Corporation
*10.4 Amended and Restated Stockholders Agreement, dated as of January 11, 1996, by and among Pinnacle Automation, Inc., each of the Management Stockholders (as defined therein), the Raebarn Stockholders (as defined therein), the Series C Holders (as defined therein) and the Warrantholders (as defined therein)
*10.5 Consulting Agreement, dated as of December 31, 1995, by and among Pinnacle Automation, Inc., Alvey Systems, Inc. and Mammoth Capital Inc.
*10.6 Termination Agreement, dated as of December 31, 1995, by and among Pinnacle Automation, Inc., Alvey Systems, Inc., and Lafarick, Inc.
*10.7 Investment Agreement, dated as of December 12, 1995, by and among Pinnacle Automation, Inc., Vestar Equity Partners, L.P., Chemical Equity Associates and Hancock Venture Partners IV--Direct Fund, L.P., as amended
*10.8 Registration Rights Agreement, dated as of January 24, 1996, by and among Pinnacle Automation, Inc., Vestar Equity Partners, L.P., Chemical Equity Associates, Hancock Venture Partners IV--Direct Fund, L.P., and the other persons listed on the schedules thereto
*10.9 Consulting Agreement, dated as of January 24, 1996, by and among Pinnacle Automation, Inc., Alvey Systems, Inc. and Vestar Capital Partners
*10.10 Purchase Agreement, dated January 19, 1996, by and among Alvey Systems, Inc., Pinnacle Automation, Inc. and NationsBanc Capital Markets, Inc.

*10.11 Indenture, dated as of January 24, 1996, by and between Alvey Systems, Inc. and The Bank of New York
*10.12 Registration Rights Agreement, dated as of January 24, 1996, by and among Alvey Systems, Inc., Pinnacle Automation, Inc. and NationsBanc Capital Markets, Inc.
*10.13 Credit Agreement, dated as of January 24, 1996, among Alvey Systems, Inc., the lenders named therein and NationsBank N.A.
*10.14 Pledge and Security Agreement, dated as of January 24, 1996, by Alvey Systems, Inc., as pledgor, in favor of NationsBank, N.A.
*10.15 Pledge and Security Agreement, dated as of January 24, 1996, by Pinnacle Automation, Inc., as pledgor, in favor of NationsBank, N.A.
*10.16 Security Agreement, dated as of January 24, 1996, by Alvey Systems, Inc., and its subsidiaries, in favor of NationsBank, N.A.
*10.17 Non-Competition, Working Capital Guarantee and Security Agreement, dated April 15, 1992, by and among the Company, Busse Bros, Inc., Eugene H. Busse and First Wisconsin Trust Company
*10.18 Non-Competition, Working Capital Guarantee and Security Agreement, dated April 15, 1992, by and among the Company, Busse Bros, Inc., Sheldon C. Busse and First Wisconsin Trust Company
*10.19 Non-Competition, Working Capital Guarantee and Security Agreement, dated April 15, 1992, by and among the Company, Busse Bros, Inc., Lois
         B. Biel and First Wisconsin Trust Company
*10.20 Stock Purchase Agreement by and among Pinnacle Automation, Inc., Alvey Systems, Inc., McHugh, Freeman & Associates, Inc., Weseley Software Development Corp. and the other signatories thereto, dated December 20, 1995.
*10.21 Asset Purchase Agreement dated as of May 9, 1995 by and among Pinnacle Automation, Inc., Alvey Systems, Inc., The Buschman Company, Diamond Machine Co. and IMH of Lynchburg, Inc.
*10.22 Lease Agreement, dated December 31, 1986, by and among Boright Realty and White Storage & Retrieval Systems, Inc.
*10.23 Amended and Restated Employment Agreement, dated May 31, 1995, by and among Pinnacle Automation, Inc. and William R. Michaels
*10.24 Amended and Restated Employment Agreement, dated June 27, 1995, by and among Pinnacle Automation, Inc. and Michael J. Tilton
*10.25 Amended and Restated Employment Agreement, dated June 27, 1995, by and among Pinnacle Automation, Inc. and Stephen J. O'Neill
*10.26 Employment Agreement, dated March 9, 1994, by and among The Buschman Company and Christopher C. Cole
*10.27 Employment Agreement, dated December 14, 1993, by and among White Storage & Retrieval Systems, Inc. and Donald J. Weiss
*21      List of Subsidiaries

- -------------
    * Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-2600) and incorporated herein by reference.

    (b) REPORTS ON FORM 8-K. The Company did not file any Reports on Form 8-K during the last quarter of Fiscal 1995.

    (c)  Refer to (a)(3) above.

    (d)  Refer to (a)(2) above.

SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment on Form 10-K/A to its Form 10-K for the year ended December 31, 1995 to be signed on its behalf by the undersigned, thereunto duly authorized, as of June___, 1996.

                                            ALVEY SYSTEMS, INC.
                                            By:  /s/ William R. Michaels
                                            ----------------------------
                                                 William R. Michaels,
                             Chairman of the Board and Chief Executive Officer

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
  Report of Independent Accountants on Alvey Systems, Inc.
  December 31, 1995 Consolidated Financial Statements.. . . . . . . . .      F-2

Consolidated Balance Sheet of Alvey Systems, Inc. as of
  December 31, 1995 and 1994. . . . . . . . . . . . . . . . . . . . . .      F-3

Consolidated Statement of Operations of Alvey Systems, Inc.
  for the fiscal years ended December 31, 1995, 1994 and 1993.. . . . .      F-4

Consolidated Statement of Cash Flows of Alvey Systems, Inc.
  for the fiscal years ended December 31, 1995, 1994 and 1993.. . . . .      F-5

Consolidated Statement of Net Investment of Parent of Alvey
  Systems, Inc. for the fiscal years ended December 31, 1995,
  1994 and 1993.. . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-7

Notes to Consolidated Financial Statements of Alvey Systems, Inc. . . .      F-8

Report of Independent Accountants on Weseley Software Development
  Corp. December 31, 1995 Financial Statements. . . . . . . . . . . . .     F-24

Balance Sheet of Weseley Software Development Corp. as of
  December 31, 1995 and 1994. . . . . . . . . . . . . . . . . . . . . .     F-25

Statement of Operations of Weseley Software Development Corp.for the
  fiscal years ended December 31, 1995 and 1994 . . . . . . . . . . . .     F-26

Statement of Stockholders' Deficit of Weseley Software Development
  Corp. for the fiscal years ended December 31, 1995 and 1994.. . . . .     F-27


Statement of Cash Flows of Weseley Software Development Corp.
  for the fiscal years ended December 31, 1995 and 1994.. . . . . . . .     F-28


Notes to Financial Statements of Weseley Software Development Corp. . .     F-29

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholder and
Board of Directors of
Alvey Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of net investment of parent present fairly, in all material respects, the financial position of Alvey Systems, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
St. Louis, Missouri
February 23, 1996

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                                                        DECEMBER 31,
                                                                 -------------------------
ASSETS                                                               1995           1994
                                                                 ----------      ---------
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . .     $    3,405      $   2,580
   Receivables:
     Trade (less allowance for doubtful accounts
       of $824 and $595, respectively) . . . . . . . . . . .         42,567         37,881
     Unbilled and other. . . . . . . . . . . . . . . . . . .          6,211          4,550
   Accumulated costs and earnings in excess of
     billings ($54,279 and $31,125, respectively)
     on uncompleted contracts. . . . . . . . . . . . . . . .          8,317          6,585
   Inventories:
     Raw materials . . . . . . . . . . . . . . . . . . . . .         13,966          8,506
     Work in process . . . . . . . . . . . . . . . . . . . .          5,720          5,544
   Deferred income taxes . . . . . . . . . . . . . . . . . .          4,699          7,443
   Prepaid expenses and other assets . . . . . . . . . . . .          1,665          1,542
                                                                 ----------      ---------
       Total current assets. . . . . . . . . . . . . . . . .         86,550         74,631
Property, plant and equipment, net . . . . . . . . . . . . .         25,675         24,456
Other assets . . . . . . . . . . . . . . . . . . . . . . . .          6,031          6,238
Goodwill (net of amortization of $3,613 and $2,548,
   respectively) . . . . . . . . . . . . . . . . . . . . . .         32,029         33,211
                                                                 ----------      ---------
                                                                 $  150,285      $ 138,536
                                                                 ----------      ---------
                                                                 ----------      ---------

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND NET INVESTMENT OF PARENT:
Current liabilities:
   Current portion of long-term debt . . . . . . . . . . . .     $    6,915      $   5,431
   Accounts payable. . . . . . . . . . . . . . . . . . . . .         24,368         19,385
   Accrued expenses. . . . . . . . . . . . . . . . . . . . .         27,764         24,910
   Customer deposits . . . . . . . . . . . . . . . . . . . .         12,107          6,638
   Billings in excess of accumulated costs and
     earnings ($31,233 and $29,133, respectively)
     on uncompleted contracts. . . . . . . . . . . . . . . .         13,904          8,993
   Deferred revenues . . . . . . . . . . . . . . . . . . . .            899          1,580
   Taxes payable . . . . . . . . . . . . . . . . . . . . . .            994            542
                                                                 ----------      ---------
       Total current liabilities . . . . . . . . . . . . . .         86,951         67,479
                                                                 ----------      ---------
Long-term debt . . . . . . . . . . . . . . . . . . . . . . .         42,460         54,754
Other long-term liabilities. . . . . . . . . . . . . . . . .          5,075          4,920
Deferred income taxes. . . . . . . . . . . . . . . . . . . .          4,196          4,280
Commitments and contingencies (Notes 5, 6 and 12)
Redeemable preferred stock:
Redeemable preferred stock of $.01 par value
  per share, authorized 500,000 shares:
   Series A Senior Cumulative Exchangeable
     Preferred Stock of Pinnacle Automation, Inc.,
     250,000 shares designated, 210,770 and 181,068
     shares issued, 210,697 and 180,645 outstanding,
     respectively. . . . . . . . . . . . . . . . . . . . . .         21,077         18,107
   Cumulative Exchangeable Preferred Stock of
     Pinnacle Automation, Inc., 100,000 shares
     designated, 62,524 and 53,704 shares issued
     and outstanding, respectively . . . . . . . . . . . . .          6,252          5,370
   Preferred stock in treasury, 73 and 423 shares
     of Series A Senior Cumulative Stock of Pinnacle
     Automation, Inc.. . . . . . . . . . . . . . . . . . . .             (7)           (42)
                                                                 ----------      ---------
       Total redeemable preferred stock. . . . . . . . . . .         27,322         23,435
Net investment of Parent . . . . . . . . . . . . . . . . . .        (15,719)       (16,332)
                                                                 ----------      ---------
                                                                   $150,285       $138,536
                                                                 ----------      ---------
                                                                 ----------      ---------


           See accompanying Notes to Consolidated Financial Statements

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                       1995           1994           1993
                                                                   --------       --------       --------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . .       $288,018       $248,177       $164,022
Cost of goods sold . . . . . . . . . . . . . . . . . . . . .        217,297        189,007        123,033
                                                                   --------       --------       --------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . .         70,721         59,170         40,989
Selling, general and administrative expenses . . . . . . . .         51,630         43,402         30,421
Research and development expenses. . . . . . . . . . . . . .          2,051          2,538          1,436
Amortization expense . . . . . . . . . . . . . . . . . . . .          1,737          1,836          1,479
Other expense (income), net. . . . . . . . . . . . . . . . .           (108)         2,279            (11)
                                                                   --------       --------       --------
Operating income . . . . . . . . . . . . . . . . . . . . . .         15,411          9,115          7,664
Interest expense . . . . . . . . . . . . . . . . . . . . . .          6,896          5,921          4,053
                                                                   --------       --------       --------
Income before income taxes and extraordinary loss. . . . . .          8,515          3,194          3,611
Income taxes . . . . . . . . . . . . . . . . . . . . . . . .          4,109          1,516          1,560
                                                                   --------       --------       --------
Income before extraordinary loss . . . . . . . . . . . . . .          4,406          1,678          2,051
Extraordinary loss, net of income tax benefits of $2,740
  (Notes 5 and 7). . . . . . . . . . . . . . . . . . . . . .             --             --         (6,203)
                                                                   --------       --------       --------
Net income (loss). . . . . . . . . . . . . . . . . . . . . .       $  4,406       $  1,678       $ (4,152)
                                                                   --------       --------       --------
                                                                   --------       --------       --------


          See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                     1995           1994           1993
                                                                   --------       --------       --------
OPERATING ACTIVITIES:
Net income (loss). . . . . . . . . . . . . . . . . . . . . .       $  4,406       $  1,678       $ (4,152)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Depreciation . . . . . . . . . . . . . . . . . . . . . . .          2,952          2,752          2,583
  Amortization . . . . . . . . . . . . . . . . . . . . . . .          1,737          1,836          1,479
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .                            93            196
  Deferred taxes, net of effect of acquisitions. . . . . . .          2,660            571         (2,325)
  Reduction of unamortized debt issue costs
    included in extraordinary loss . . . . . . . . . . . . .                                        1,300
  Loss on disposal of Lewiston . . . . . . . . . . . . . . .                                        8,637
  (Increase) decrease in current assets,
    excluding effect of acquisitions:
  Receivables. . . . . . . . . . . . . . . . . . . . . . . .         (5,979)        (6,483)        (7,395)
  Accumulated costs and earnings in excess of
    billings on uncompleted contracts. . . . . . . . . . . .         (1,732)        (1,070)          (465)
  Inventories. . . . . . . . . . . . . . . . . . . . . . . .         (5,636)         1,134         (1,913)
  Other assets . . . . . . . . . . . . . . . . . . . . . . .           (259)         1,409            165
  (Decrease) increase in current liabilities,
    excluding effect of acquisitions:
  Accounts payable . . . . . . . . . . . . . . . . . . . . .          4,983          3,773          5,593
  Accrued expenses . . . . . . . . . . . . . . . . . . . . .          5,201          3,429          1,058
  Customer deposits. . . . . . . . . . . . . . . . . . . . .          5,469              8            639
  Billings in excess of accumulated costs
    and earnings on uncompleted contracts. . . . . . . . . .          4,911          2,837           (425)
  Deferred revenues. . . . . . . . . . . . . . . . . . . . .           (681)           108            518
  Taxes payable. . . . . . . . . . . . . . . . . . . . . . .            452           (201)           646
  Other liabilities. . . . . . . . . . . . . . . . . . . . .            455            217            573
                                                                   --------       --------       --------
  Net cash provided by operating activities. . . . . . . . .         18,939         12,091          6,712
                                                                   --------       --------       --------
INVESTING ACTIVITIES:
  Acquisition of subsidiaries, net of cash
    acquired of $106 and $529, respectively. . . . . . . . .                          (101)       (17,601)
Payment of debt of subsidiaries concurrent
  with acquisitions. . . . . . . . . . . . . . . . . . . . .                                       (6,513)
Cash proceeds on sale of Cassville plant . . . . . . . . . .                           698
Payments for agreements not to compete . . . . . . . . . . .           (300)          (300)        (2,400)
Cash payments to dispose of Lewiston . . . . . . . . . . . .         (2,347)        (2,683)        (1,808)
Software development costs . . . . . . . . . . . . . . . . .           (582)        (1,106)
Additions to property, plant and equipment, net. . . . . . .         (3,914)        (3,985)        (3,471)
                                                                   --------       --------       --------
Net cash used for investing activities . . . . . . . . . . .       $ (7,143)      $ (7,477)      $(31,793)
                                                                   --------       --------       --------
                                                                   --------       --------       --------


          See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


                                                                           YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                     1995           1994           1993
                                                                   --------       --------       --------
FINANCING ACTIVITIES:
Proceeds of borrowings . . . . . . . . . . . . . . . . . . .       $ 27,728       $ 42,600       $ 75,157
                                                                   --------       --------       --------
                                                                   --------       --------       --------
Payments of debt and capital leases. . . . . . . . . . . . .        (38,538)       (46,317)       (47,948)
Proceeds from issuance of preferred
  stock. . . . . . . . . . . . . . . . . . . . . . . . . . .                                          271
Investment of Parent . . . . . . . . . . . . . . . . . . . .             59             43          1,214
Payments of debt issuance costs. . . . . . . . . . . . . . .           (255)           (89)        (2,614)
Treasury preferred stock issuances
  (purchases). . . . . . . . . . . . . . . . . . . . . . . .             35             (1)           (41)
                                                                   --------       --------       --------
      Net cash provided by (used for) financing
       activities. . . . . . . . . . . . . . . . . . . . . .        (10,971)        (3,764)        26,039
                                                                   --------       --------       --------
Net increase in cash and cash equivalents. . . . . . . . . .            825            850            958
Cash and cash equivalents, beginning of year . . . . . . . .          2,580          1,730            772
                                                                   --------       --------       --------
Cash and cash equivalents, end of year . . . . . . . . . . .       $  3,405       $  2,580       $  1,730
                                                                   --------       --------       --------
                                                                   --------       --------       --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest on financings . . . . . . . . . . . . . . . . . .       $  6,851        $ 5,534       $  3,913
  Income taxes . . . . . . . . . . . . . . . . . . . . . . .            997          1,161            234

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Alvey Systems, Inc. purchased Automation
 Equipment Corporation in 1994 and White
  Storage & Retrieval Systems, Inc. in 1993.
    In conjunction with the acquisitions,
    liabilities were assumed as follows:
  Fair value of assets acquired. . . . . . . . . . . . . . .                      $    215         22,456
  Fair value assigned to goodwill. . . . . . . . . . . . . .                           810         12,800
  Cash paid concurrent with acquisitions
    including payments of debt of subsidiaries
    and excluding cash acquired. . . . . . . . . . . . . . .                          (101)       (24,114)
                                                                                  --------       --------
  Liabilities assumed. . . . . . . . . . . . . . . . . . . .                      $    924       $ 11,142
                                                                                  --------       --------
                                                                                  --------       --------



          See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF NET INVESTMENT OF PARENT
                             (DOLLARS IN THOUSANDS)

                                                                New Investment of
                                                                     Parent
                                                                -----------------
FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
Balance, December 31, 1992 . . . . . . . . . . . . . . . . .      $  (9,729)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,152)
Net investment of Parent1, . . . . . . . . . . . . . . . . .            637
Preferred stock dividend declared (Note 8) . . . . . . . . .         (2,771)
                                                                   --------
Balance December 31, 1993. . . . . . . . . . . . . . . . . .        (15,015)
Net income . . . . . . . . . . . . . . . . . . . . . . . . .          1,678
Net investment of Parent . . . . . . . . . . . . . . . . . .            309
Preferred stock dividend declared (Note 8) . . . . . . . . .         (3,304)
                                                                   --------
Balance December 31, 1994. . . . . . . . . . . . . . . . . .        (16,332)
Net income . . . . . . . . . . . . . . . . . . . . . . . . .          4,406
Net investment of Parent . . . . . . . . . . . . . . . . . .             59
Preferred stock dividend declared (Note 8) . . . . . . . . .         (3,852)
                                                                   --------
Balance December 31, 1995. . . . . . . . . . . . . . . . . .       $(15,719)
                                                                   --------
                                                                   --------


          See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION

     Alvey Systems, Inc. ("Alvey") is a wholly-owned subsidiary of Pinnacle Automation, Inc. ("Pinnacle" or "Parent"). Pinnacle has no operations and no assets other than its investment in Alvey. Alvey, with its subsidiaries (the "Company"), is a leading materials handling and information systems company which provides integrated solutions to a wide range of manufacturing and distribution applications. The Company develops software and controls for materials handling systems and manufactures a broad range of industrial equipment such as conveyors, palletizers, depalletizers, carousels, sorters and robotics which carry out the physical acts of loading and unloading, sorting and transporting raw materials and finished products.

     The financial statements of the Company include the accounts of Alvey, which was incorporated in Missouri in 1911, and Alvey's five operating subsidiaries which include: McHugh Freeman & Associates, Inc. ("MFA"), located in Waukesha, Wisconsin, which was acquired in May 1989; Busse Bros, Inc. ("Busse"), located in Randolph, Wisconsin, which was acquired in April 1992; The Buschman Company ("Buschman"), located in Cincinnati, Ohio, which was acquired in October 1992; White Storage and Retrieval Systems, Inc. ("White") located in Kenilworth, New Jersey, which was acquired in December 1993; and Automation Equipment Corporation ("AEC"), located in St. Louis, Missouri, which was acquired in August 1994. See Notes 3 and 4 for additional information on the White acquisition. The acquisition of AEC was not material to the consolidated financial statements of the Company. All of the above transactions were accounted for under the purchase method of accounting.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The policies utilized by the Company in the preparation of the financial statements conform to generally accepted accounting principles, and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Alvey and Alvey's wholly-owned subsidiaries: MFA, Busse, Buschman, White and AEC. All significant intercompany transactions, which primarily consist of sales, have been eliminated.

     NET INVESTMENT OF PARENT

     Net investment of Parent reflects the net capital contributed by Pinnacle as a result of the sales of its common stock, options and warrants or awards of its common stock and options to certain employees of the Company as well as cumulative results of operations and payment of preferred stock dividends. The basis of Pinnacle's investment in Alvey has been pushed down to the accompanying consolidated financial statements of Alvey. The redeemable preferred stock of Pinnacle has also been pushed down to the accompanying consolidated financial statements of Alvey; See Note 8.

     At December 31, 1995, the net investment of Parent consists of cumulative contributions of capital to Alvey by Pinnacle of $3.0 million plus cumulative income before extraordinary losses of $2.9 million, offset by extraordinary losses of $7.5 million and an aggregate accretion/payment of $14.1 million of paid-in-kind dividends on preferred stock.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximates book value at December 31, 1995 and 1994, based on terms available to the Company in financial markets.

     REVENUE RECOGNITION


     The Company utilizes the percentage-of-completion method of accounting to recognize revenue and profits on substantially all contracts, except for certain machinery contracts for which revenue is recognized as individual pieces of equipment are shipped under the terms of the contract and for sales of spare parts which are recognized upon shipment. For other equipment contracts, typically for larger machines and integrated systems, as well as the installation phase of contracts and all consulting contracts, the percentage of completion is determined based on the ratio of total costs incurred to date to the estimated total costs to be incurred under the contracts. Any revisions in the estimated total costs of the contracts during the course of the work are reflected when the facts that require the revisions become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenues from maintenance and support contracts are deferred and recognized ratably over the life of the related contract.


     SOFTWARE DEVELOPMENT COSTS

     Certain costs incurred in developing software products are capitalized and amortized on a product-by-product basis using the greater of the ratio that current gross revenues for a product bear to the current and anticipated future gross revenues for that product or the straight-line method over the estimated five year economic life of the products. The costs consist of salaries, computer expenses and other overhead costs directly related to the development and/or major enhancement of software products. Such costs are capitalized, to the extent they are recoverable through future sales, from the time the product's technological feasibility is established up to its general release to customers. Costs incurred before or after this period are expensed as incurred except for major product improvements, which are capitalized as described above. Net unamortized capitalized software costs were $1,419,000 and $1,094,000 at December 31, 1995 and 1994, respectively. Amortization of capitalized software costs totaled $257,000 and $12,000 in 1995 and 1994, respectively.

     Revenue from the sale of computer systems is recognized upon shipment to the customer providing that no significant vendor obligations remain and collection of the related receivable is deemed probable.

     RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred.


     CASH AND  CASH EQUIVALENTS



     Cash and cash equivalents include demand deposit accounts, cash on hand and time deposits with original maturities of less than 90 days. Such amounts are carried at cost, which approximates market.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     INVENTORY VALUATION



     Work-in-process inventories consist principally of in-process palletizing and depalletizing machines, conveyor and carousel systems, other materials handling equipment and parts manufactured by the Company for use in these products. Raw materials include steel, purchased parts and other materials used in the manufacturing process. These inventories are valued at the lower of cost (first-in, first-out) or market. Obsolete or unsalable inventories are reflected at their estimated realizable values.


     PROGRESS BILLINGS

     The Company bills its customers based on the terms set forth in a sales contract. The billing schedule does not necessarily match the stage of completion of a customer's order for installation or software. As such, costs, earnings and billings are accumulated for jobs in progress at period end and the extent to which costs and earnings exceed billings and billings exceed costs and earnings for such jobs, an asset or liability is recorded.

     Unbilled receivables are those amounts recognized in revenues for completed portions of manufacturing contracts which have not been billed to the customer. Customer deposits represent cash received from customers in payment of billings for equipment for which no associated revenue or cost has been recognized.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost. Costs assigned to property, plant and equipment are based on estimated fair value at the date of acquisition. Upon sale, retirement or other disposition, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income.

     Depreciation of property, plant and equipment, including equipment under capital lease agreements, is charged to expense over the estimated useful lives of the related assets using the straight-line method.

     Useful lives by major asset category are as follows:

          Building and improvements. . . . . . . . . .      7 to 25 years
          Machinery and equipment. . . . . . . . . . .      3 to 12 years
          Office furniture and equipment . . . . . . .      3 to 7 years

     GOODWILL AND OTHER INTANGIBLE ASSETS

     The excess of cost over the fair market value of net assets acquired in purchase business transactions has been recorded as goodwill to be amortized over a period of 40 years. The carrying value of goodwill is assessed for recoverability by management based on an analysis of future expected undiscounted cash flows from the underlying operations. Management believes that there has been no impairment of goodwill at December 31, 1995.

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
specifies that an impairment review be performed, using undiscounted cash flows resulting from the use of long-lived assets, whenever events or changes in circumstances indicate that the amount of a long-lived asset may not be recoverable. The Company anticipates that SFAS 121 will have no material effect on the Company's financial position or results of operations when adopted in 1996.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     Debt issuance costs and agreements not to compete are amortized over the life of the related agreements. All intangible assets are amortized using the straight-line method.

     INCOME TAXES

     Income taxes are based upon income for financial reporting purposes and deferred income taxes are provided for the temporary differences between the financial reporting bases and the income tax bases of the Company's assets and liabilities. The tax rates expected to be in effect when such differences are reflected in the Company's income tax returns are used in calculating the deferred tax asset or liability. The major temporary differences that give rise to deferred taxes include retainage, depreciation, warranty and inventory costs, deferred compensation, plant closing and various other reserves. See Note 9 for additional information.

     CONCENTRATIONS OF CREDIT RISK

     The Company sells its products to a wide range of companies in the food, beverage, national retailing and distribution industries, as well as certain government entities. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, although many customers pay deposits to the Company prior to commencement of production in accordance with terms of the sales contract. The Company maintains reserves for potential credit losses based upon factors surrounding the credit risk of specific customers, historical trends and other information; historically, such losses have been within management's expectations.

     EARNINGS PER SHARE INFORMATION

     Given the historical organization and capital structure of the Company, earnings per share information is not considered meaningful or relevant and has not been presented in the accompanying consolidated financial statements or the notes thereto.

3.   ACQUISITION OF WHITE STORAGE & RETRIEVAL SYSTEMS, INC.

     On December 14, 1993, Alvey purchased all of the outstanding shares of White for cash of $17.9 million and stock with an estimated value of $550,000 plus acquisition and other transaction costs of $366,000. In addition, Alvey advanced $7.9 million to White concurrent with the acquisition in order to repay debt obligations and employee bonuses. The transaction was accounted for as a purchase and, accordingly, the excess of the cost of the acquisition over the fair value of net assets acquired of $12.8 million was recorded as goodwill. Employee bonuses of cash and stock paid out by White totaling $2.3 million were capitalized and amortized over one year, the length of the related employment agreement; accordingly, $2.2 million and $94,000 were charged to other expense (income), net in 1994 and 1993, respectively. The purchase agreement between Alvey and the former shareholder of White provides for a reduction in the purchase price in the event that the valuation of certain assets or liabilities is not as represented by such shareholder. The adjustment provisions extend to three years from the date of purchase with scheduled assessment and payment dates throughout the period; one adjustment which reduced the purchase price by $413,000 was made during 1995. Such adjustment was recorded as a reduction of the related goodwill. The consolidated financial statements of the Company include the results of operations and cash flows of White

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
from December 14, 1993. See Note 4 for pro forma consolidated income statement data (unaudited) for the year ended December 31, 1993.

     This acquisition was financed primarily with increased bank indebtedness. See Note 7 for further discussion.

4.   SUPPLEMENTAL ACQUISITION INFORMATION (UNAUDITED)

     The following table sets forth pro forma income statement data for Alvey as if the White acquisition had taken place on January 1, 1993. This income statement data is unaudited and does not purport to represent the results of operations had the acquisition actually occurred on January 1, 1993.

                              Pro forma Information
                                 (in thousands)

                                                               12 MONTHS ENDED
                                                                 DECEMBER 31,
                                                                     1993
                                                               ---------------
                                                                 (UNAUDITED)
     Net sales . . . . . . . . . . . . . . . . . . . . . . .       $220,789
     Cost of goods sold. . . . . . . . . . . . . . . . . . .        166,583
                                                                    -------
       Gross profit. . . . . . . . . . . . . . . . . . . . .         54,206
     Selling, general and administrative expenses. . . . . .         40,961
     Research and development expenses . . . . . . . . . . .          1,436
     Amortization expense. . . . . . . . . . . . . . . . . .          1,774
     Other income, net     . . . . . . . . . . . . . . . . .            349
                                                                    -------
       Operating income. . . . . . . . . . . . . . . . . . .         10,384
     Interest expense  . . . . . . . . . . . . . . . . . . .          5,923
                                                                    -------
       Income before income taxes. . . . . . . . . . . . . .          4,461
     Income taxes  . . . . . . . . . . . . . . . . . . . . .          2,007
                                                                    -------
       Income before extraordinary loss. . . . . . . . . . .        $ 2,454
                                                                    -------
                                                                    -------

     Amortization of a non-recurring employee bonus paid under an employment agreement resulting from the acquisition of White totaling $2.2 million has not been reflected in the 1993 pro forma income statement data presented above.

5.   FTC ORDER TO DISPOSE OF THE LEWISTON, MAINE MANUFACTURING PLANT

     As a result of Alvey's acquisition of Buschman in 1992, the Company made a decision to close Buschman's carousel manufacturing plant in Lewiston, Maine ("Lewiston"). Alvey was subsequently ordered by the Federal Trade Commission (the "FTC"), beginning December 6, 1993, to hold the Lewiston operation separate from operations of the Company and to ultimately dispose of the facility. Until such time as a buyer suitable to Alvey and the FTC could be found for Lewiston, Alvey was required to fund all cash requirements of Lewiston. However, pursuant to the FTC order, the Company had no authority to make operating decisions for Lewiston. Since its determination to close the Lewiston plant and through December 31, 1995, Alvey has contributed approximately $6.8 million in cash to fund the operation.

     Upon its initial decision to close the Lewiston plant, the Company accrued $1.4 million, net of applicable income taxes, for closing costs and the write-off of assets; such amount was recorded under purchase accounting as goodwill during 1992. Operating losses and other costs of closure incurred subsequent to Federal Trade Commission intervention ($5.4 million, net of income tax benefits) have been accrued and charged to income as an

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
extraordinary loss in fiscal 1993, including estimates of amounts expected to be incurred through fiscal 1995 and in future periods, as discussed below.

5.   FTC ORDER TO DISPOSE OF THE LEWISTON, MAINE MANUFACTURING PLANT (CONTINUED)

     The sale of this operation was finalized on July 31, 1995. During 1995, 1994 and 1993, $2.3 million, $2.7 million and $1.8 million, respectively, was paid and charged against the balance sheet accrual for the operations of Lewiston and related sale agreement obligations. In addition, in 1995, $780,000 of related asset write-offs were also charged against the balance sheet accrual. At December 31, 1995, $1.1 million is accrued to fund obligations resulting from the sale agreement which extend through May 1, 1997. Management believes that the remaining accrual is sufficient to cover future anticipated charges.

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                                         DECEMBER 31,
                                                                    ----------------------
                                                                     1995            1994
                                                                    -------        -------
                                                                       (IN THOUSANDS)
     Land  . . . . . . . . . . . . . . . . . . . . . . . . .        $ 3,140        $ 2,539
     Buildings and improvements. . . . . . . . . . . . . . .         15,783         15,534
     Machinery and equipment . . . . . . . . . . . . . . . .          6,986          6,300
     Office and other equipment. . . . . . . . . . . . . . .         11,126          9,426
     Construction in progress. . . . . . . . . . . . . . . .            178
     Property held under capital lease . . . . . . . . . . .          1,277            848
                                                                    -------        -------
                                                                     38,490         34,647
     Less:  Accumulated depreciation and amortization,
            including $666 and $563, respectively,
            related to property held under capital lease.. .         12,815         10,191
                                                                    -------        -------

                                                                    $25,675        $24,456
                                                                    -------        -------
                                                                    -------        -------

     Depreciation expense for leased equipment was $103,000, $143,000 and $193,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Future minimum lease payments under the capital leases and the present value of the net minimum lease payments (in thousands) at December 31, 1995 are as follows:

     1996. . . . . . . . . . . . . . . . . .       $197
     1997. . . . . . . . . . . . . . . . . .        151
     1998. . . . . . . . . . . . . . . . . .        137
     1999. . . . . . . . . . . . . . . . . .         90
     2000. . . . . . . . . . . . . . . . . .         88
     Thereafter  . . . . . . . . . . . . . .        105
                                                   ----
     Total minimum lease payments. . . . . .        768
     Less: Amount representing interest  . .        144
                                                   ----
     Present value of minimum lease payments
      at December 31, 1995, including current
      portion of $157,000. . . . . . . . . .       $624
                                                   ----
                                                   ----

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES

6.   PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

     Certain other office equipment, automobiles and office space are utilized by the Company under operating leases which resulted in rental expense of
$3.4 million, $2.7 million and $1.3 million in 1995, 1994 and 1993,
respectively.   Commitments under these leases total $2.9 million in 1996,
$2.7 million in 1997, $2.7 million in 1998, $2.4 million in 1999, $2.3 million in 2000 and $11.1 million in the aggregate in years thereafter.

7.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                         DECEMBER 31,
                                                                    ----------------------
                                                                      1995           1994
                                                                    -------        -------
                                                                        (IN THOUSANDS)
     Term A Facility - weighted average rate
       of 9.2% and 9.6%, respectively, at
       December 31, 1995 and 1994, scheduled
       quarterly reductions through March 31, 1999 . . . . .        $24,817        $29,942
     Term C Facility - 13%, quarterly reductions
       March 31, 1999 through September 30, 2000 . . . . . .         12,382         12,382
     Working Capital Facility - weighted average
       rate of 9.2% and 9.7%, respectively, at
       December 31, 1995 and 1994, balance due
       on March 31, 1999 . . . . . . . . . . . . . . . . . .          9,000         17,100

     Unsecured Subordinated Debt Agreement - 11.95%,
       balance due December 31, 2001 . . . . . . . . . . . .          2,253
     Lease obligations and other . . . . . . . . . . . . . .            923            761
                                                                    -------        -------
                                                                     49,375         60,185
     Less: Current portion . . . . . . . . . . . . . . . . .          6,915          5,431
                                                                    -------        -------
                                                                    $42,460        $54,754
                                                                    -------        -------
                                                                    -------        -------

     Aggregate maturities of long-term debt (in thousands), excluding capital leases, are:

                                                                   WORKING        UNSECURED
                                      TERM A         TERM C        CAPITAL       SUBORDINATED
                                     FACILITY       FACILITY       FACILITY          DEBT          TOTAL
                                     --------       --------       --------        -------       --------
     1996. . . . . . . . . . .        $ 6,625             --             --                      $  6,625
     1997. . . . . . . . . . .          8,000             --             --                         8,000
     1998. . . . . . . . . . .          9,625             --             --                         9,625
     1999. . . . . . . . . . .            567        $ 6,875         $9,000                        16,442
     2000. . . . . . . . . . .             --          5,507             --                         5,507
     2001. . . . . . . . . . .                                                      $2,253          2,253
                                      -------        -------         ------         ------        -------
                                      $24,817        $12,382         $9,000         $2,253        $48,452
                                      -------        -------         ------         ------        -------
                                      -------        -------         ------         ------        -------

     In addition to the above payments, certain additional reductions may be required under the Alvey credit agreement based on annual excess cash flows, as defined in the Credit Agreement.

     As discussed in Note 15, amounts outstanding under the Term A Facility, Term C Facility, Working Capital Facility and the Unsecured Subordinated Debt Agreement were repaid on January 24, 1996.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES

7.   LONG-TERM DEBT (CONTINUED)

     In connection with the acquisition of White on December 14, 1993 and in order to increase borrowings under its long-term credit facility, the Company amended and restated the credit agreement among Alvey, Citibank N.A. ("Citibank"), NationsBank of Texas, N.A. ("NationsBank"), Equitable Capital Private Income and Equity Partnership II, L.P. ("Equitable") and others (the "Credit Agreement"). By the terms of the Credit Agreement, Alvey increased its borrowings under the Term A Facility ("Term A") from $12.8 million to $34.5 million and paid off borrowings under a Term B Facility. Additionally, the Working Capital Facility ("Working Capital") was increased to provide for up to $29.9 million in revolving advances and letters of credit. Alvey had approximately $20.9 million available for borrowing under such facility at December 31, 1995. Under the Credit Agreement, the Term A and Working Capital financings are provided and held equally by Citibank and NationsBank. The Term C facility loan is provided by Equitable. Effective December 31, 1994, the Credit Agreement was amended to revise certain of the covenants, amend the interest accrual feature, revise the interest rate hedging feature and to allow additional borrowings of $3 million. Of such additional debt, approximately $2 million was funded on January 3, 1995 through an unsecured subordinated debt agreement with certain shareholders of Pinnacle at a rate of 11.95% for which all interest and principal is due on December 31, 2001; the remaining $1 million is available for additional borrowing.

     Based on the achievement of certain ratios, interest accrues on the Term A and Working Capital Facilities at Citibank's base rate plus a percentage ranging from 1.25% to 1.75% or the Euro-dollar rate plus a percentage from 2.75% to 3.25% with the rate type being elected by Alvey periodically throughout the term of the Credit Agreement. At December 31, 1995, the applicable rates were the Citibank base rate plus 1.5% and the Euro-dollar rate plus 3.25%. The Credit Agreement defines base rate as a function of Citibank's publicly announced base rate, the Federal Funds Rate and average domestic three-month certificate of deposit rates. Interest on base rate advances is payable monthly and interest on Euro-dollar advances is payable every three months or at the end of the elected interest period, whichever is earlier. Interest, payable monthly, accrues on the Term C Facility at 13% per annum. Commitment fees accrue on the average daily unused portion of the Working Capital Facility at 0.5% per annum and are payable quarterly.

     Debt issuance costs totaling $2.6 million were incurred in amending the Credit Agreement at December 31, 1993 and are being amortized with certain other costs over the weighted-average life of all remaining facilities. Unamortized costs incurred in 1992 with the original issuance of the Term Loan Facilities and the Working Capital Facility totaled $1.3 million. These costs, net of applicable income tax benefits of $497,000, were written off during 1993 and accounted for as an extraordinary loss.

     Under the Credit Agreement, Alvey has provided standby letters of credit at December 31, 1995 in the amount of $2.0 million as security for payment of the Company's workers' compensation claims. In addition to a .25% issuance fee, outstanding letters of credit bear a 1.5% per annum fee which is payable quarterly.


     Prior to the December 31, 1994 amendment to the Credit Agreement, Alvey was required to hedge not less than 50% of the notional amount of principal outstanding on the Term A and Working Capital Facilities to provide protection against fluctuations in interest rates above a rate per annum of 9% should certain market conditions exist. In January 1993, Alvey purchased an interest rate cap which limits the annual interest rate to 8.5% on borrowings of $11.0 million, $10.5 million, and $10 million during 1994, 1995 and 1996, respectively. The December 31, 1994 amendment to the Credit Agreement requires that for a period of not less than three years, Alvey will maintain hedges totaling not less than $25 million on the notional amount of principal outstanding on the Term A and Working Capital Facilities to provide protection against fluctuations in interest

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES

7.   LONG-TERM DEBT (CONTINUED)

rates above a rate per annum of 11.75%. During January 1995, Alvey entered into interest rate cap agreements which terminate in January 1998 and limit the annual interest rate to 11.75% on a notional principal amount of $25 million. Such agreements, with an original cost of $350,000, were capitalized and were being amortized over the life of the agreements. In conjunction with the Debt Offering (see Note 15), the unamortized portion of this amount was charged to expense during the quarter ended March 31, 1996.


     Virtually all of the tangible assets of the Company are pledged as collateral under the Credit Agreement. Restrictive covenants of certain of the debt instruments include the maintenance of certain key ratios as well as limitations on capital expenditures, funding of divested operations (Note 5), common stock issuances (including by Parent) and the payment of cash dividends. Alvey was in compliance with such covenants at December 31, 1995.

8.   REDEEMABLE PREFERRED STOCK

     Pinnacle's Series A Senior Cumulative Exchangeable Preferred Stock ("Series A Preferred") and Cumulative Exchangeable Preferred Stock ("Cumulative Preferred") are redeemable by Pinnacle at a liquidation value of $100 per share. At the option of the holder, the preferred stock may be exchanged for $100 of senior subordinated notes to be issued by Alvey, which bear annual interest of 13% and are due on October 31, 2000. As the redeemable preferred stock is exchangeable for debt issued by Alvey, such stock has been pushed down to the financial statements of Alvey. On any dividend payment date or at any time after October 31, 2000, Pinnacle may redeem, at its option, in whole or in part, preferred stock at 100% of its liquidation value plus any accrued and unpaid dividends. The preferred stock is only exchangeable or redeemable at such time as it would not cause a default under any of the debt instruments of Alvey.

     Pinnacle is required to pay dividends quarterly on both issues of preferred stock and under terms of the related stockholder agreements, and may pay such dividends in cash (at 13%) or stock (at 15.5%) at its option through December 31, 1996; cash dividends are funded by cash of the Company. However, the Credit Agreement prohibits the payment of cash dividends throughout its term and, as such, dividends declared in 1995, 1994 and 1993 were paid in the form of stock. Pinnacle declared stock dividends of $3.9, $3.3 and $2.8 million in 1995, 1994 and 1993, respectively (38,522, 33,045, and 27,703 shares, respectively, at a liquidating value of $100), all of which served to decrease the net investment of Parent.

     During 1993, certain employees of the Company purchased 3,725 shares of preferred stock of Pinnacle with an aggregate liquidation value of $373,000; the purchases were effected with cash of $271,000 and prepaid

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES

8.   REDEEMABLE PREFERRED STOCK (CONTINUED)

compensation of $102,000 to be charged to expense over one year. The following table sets forth the changes in redeemable preferred stock (dollars in thousands):

                                                       SERIES A                    CUMULATIVE             PREPAID         TOTAL
                                                   PREFERRED STOCK                 PREFERED            COMPENSATION    REDEEMABLE
                                                ---------------------         ---------------------    FOR PREFERRED    PREFERRED
                                                 SHARES        AMOUNT          SHARES        AMOUNT          STOCK          STOCK
                                                -------        -------        -------        -------        -------        -------
   Balance December 31, 1992 . . . . . .        129,404        $12,940         39,620         $3,962          $  --        $16,902
      Stock issued . . . . . . . . . . .          5,000            500                                         (102)           398
      Compensation expense . . . . . . .                                                                          4              4
      Treasury stock purchases . . . . .           (416)           (41)                                                        (41)
      Stock dividend declared. . . . . .         21,195          2,120          6,508            651             --          2,771
                                                -------        -------        -------        -------        -------        -------
   Balance December 31, 1993 . . . . . .        155,183         15,519         46,128          4,613            (98)        20,034
      Compensation expense . . . . . . .                                                                         98             98
      Treasury stock purchases . . . . .             (7)            (1)                                                         (1)
      Stock dividend declared. . . . . .         25,469          2,547          7,576            757             --          3,304
                                                -------        -------        -------        -------        -------        -------
   Balance December 31, 1994 . . . . . .        180,645        18,0655          3,704          5,370              0         23,435
      Treasury stock sales . . . . . . .            350             35                                                          35
      Stock dividend declared. . . . . .         29,702          2,970          8,820            882             --          3,852
                                                -------        -------        -------        -------        -------        -------
   Balance December 31, 1995 . . . . . .        210,697        $21,070         62,524         $6,252        $     0        $27,322
                                                -------        -------        -------        -------        -------        -------
                                                -------        -------        -------        -------        -------        -------

     As discussed in Note 15, the Series A Preferred and Cumulative Preferred Stock were redeemed on January 24, 1996.

9.INCOME TAXES

     Income tax expense relative to income from continuing operations (before extraordinary loss) is comprised of:

                                                       1995           1994           1993
                                                     -------        -------        -------
                                                                (IN THOUSANDS)
Current:
Federal. . . . . . . . . . . . . . . . . . .         $ 1,001        $    86        $   422
State. . . . . . . . . . . . . . . . . . . .             448             14            112
                                                     -------        -------        -------
                                                       1,449            100            534
Deferred, principally Federal. . . . . . . .           2,660          1,416          1,026
                                                     -------        -------        -------
                                                     $ 4,109        $ 1,516        $ 1,560
                                                     -------        -------        -------
                                                     -------        -------        -------

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES

9.   INCOME TAXES (CONTINUED)

     A reconciliation of the income tax expense per the statutory federal income tax rate to the reported income tax expense on income before extraordinary loss is as follows:

                                                            1995           1994           1993
                                                           ------         ------         ------
                                                                      (IN THOUSANDS)
     Income tax expense at statutory rate. . . . .         $2,896         $1,086         $1,227
     Expense (benefit) resulting from:
        State taxes (net of Federal tax benefit) .            366            258            173
        Goodwill amortization. . . . . . . . . . .            282            361            221
        Foreign tax credit utilization . . . . . .                          (453)          (200)
        Meals and entertainment. . . . . . . . . .            216            176             50
        Other  . . . . . . . . . . . . . . . . . .            349             88             89
                                                           ------         ------         ------
                                                           $4,109         $1,516         $1,560
                                                           ------         ------         ------
                                                           ------         ------         ------

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                      1995           1994
                                                                     ------         ------
                                                                        (IN THOUSANDS)
     Accrued insurance claims. . . . . . . . . . . . . . . .         $2,093         $1,248
     Inventory reserves. . . . . . . . . . . . . . . . . . .          2,045            804
     Accrued warranty costs. . . . . . . . . . . . . . . . .          1,021          1,109
     Employee cost accruals. . . . . . . . . . . . . . . . .          2,513          2,565
     Plant closing accruals. . . . . . . . . . . . . . . . .            470          2,756
     Other . . . . . . . . . . . . . . . . . . . . . . . . .            676          1,087
                                                                     ------         ------
        Total deferred tax assets  . . . . . . . . . . . . .          8,818          9,569
                                                                     ------         ------
     Revenue timing differences. . . . . . . . . . . . . . .          2,993          1,153
     Property related items. . . . . . . . . . . . . . . . .          5,250          4,624
     Other . . . . . . . . . . . . . . . . . . . . . . . . .             72            629
                                                                     ------         ------
        Total deferred tax liabilities . . . . . . . . . .            8,315          6,406
                                                                     ------         ------
        Net deferred tax asset . . . . . . . . . . . . . . .         $  503         $3,163
                                                                     ------         ------
                                                                     ------         ------


10.  EMPLOYEE BENEFIT AND STOCK OWNERSHIP PLANS

     The Company maintains 401(k) savings plans for virtually all employees who meet certain eligibility requirements, except those certain union employees who participate in multi-employer pension plans. Under the plans, the employees may defer receipt of a portion of their eligible compensation with the Company matching a defined percentage of the employees' deferral. The Company's matching contributions were $614,000, $429,000 and $296,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The Company may also elect to make discretionary profit sharing contributions for virtually all employees, except those union employees who participate in multi-employer pension plans, for which a provision of $2.2 million, $1.4 million and $1.4 million is included in the consolidated financial statements in 1995, 1994 and 1993, respectively.

     Contributions under the multi-employer pension plans are based on amounts per employee as defined in the union labor agreement. Pension expense for the union employees' pension plans was $629,000, $675,000 and $208,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The Company may be obligated,

                          ALVEY SYSTEMS, INC. AND SUBSIDIARIES
under the Multi-Employer Pension Plan Amendment Act of 1980, for a part of these plans' unfunded vested benefits if there is a withdrawal or partial withdrawal from a plan, as defined within the Act. There is no intention on the part of management to withdraw their participation from a plan.

    Alvey also provides a deferred compensation plan for its Chief Executive Officer. Under the plan, upon his termination of employment for any reason, except voluntary resignation to accept a comparable position, Alvey will pay a formula-based annual benefit for the remainder of his life or for at least 10 years. At December 31, 1995, an amount of $1.5 million is accrued for such benefits and related expense of $299,000, $93,000, and $196,000 was recorded for the three years then ended.

    Management employees have received options to purchase Pinnacle common stock which were granted at exercise prices which approximated fair market value of the shares at the dates of grant. Certain of these shares vest based on performance while others vest over a period of employment. The option term expires ten years subsequent to the grant date. These options are summarized as follows:



                                                           SHARES SUBJECT TO
                                           AVERAGE PRICE        OPTIONS
Exercisable at January 1, 1993. . . . .    $ 1.20              14,000
Exercisable at December 31, 1993. . . .      1.20              14,000
Options granted in 1994 . . . . . . . .     31.28              21,700
Options expired in 1994 . . . . . . . .      1.20              (2,009)
                                                               -------
Exercisable at December 31, 1994. . . .     20.57              33,691
Options granted in 1995 . . . . . . . .     20.00               3,000
                                                               -------
Exercisable at December 31, 1995. . . .    $20.53              36,691

          During January 1996, an additional 58,375 options to purchase Pinnacle common stock were issued to management employees at prices that approximate fair market value.

          During 1995, certain employees of the Company purchased shares of Pinnacle common stock at estimated fair value totaling $409,000; these purchases were effected with cash of $30,000 and employee notes receivable of $379,000. During 1994, certain employees of the Company purchased and were issued shares of Pinnacle common stock at estimated fair value totaling $316,000; these purchases were effected with cash of $43,000, employee notes receivable of $185,000 and funding by Alvey and its subsidiaries of $88,000; amounts funded by Alvey will be expensed over the vesting period of the related shares. During 1993, certain employees of the Company purchased shares of Pinnacle common stock at estimated fair value of $2.1 million; the purchases were effected with cash of $1.3 million, employee notes receivable of $545,000 and prepaid compensation of $264,000 to be charged to expense of Alvey over the vesting period of the related shares. Employee notes receivable outstanding to Pinnacle at December 31, 1995 and 1994 totaled $955,000 and $724,000, respectively, and are reflected as a reduction of the net investment of Parent.

          In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which addresses accounting for stock option, purchase and award plans. SFAS 123 specifies that companies utilize either the "Fair value based method" or the "Intrinsic value based method" for valuing stock options granted. The Company currently utilizes and expects to continue to use the "Intrinsic value based method" for valuing stock options granted when it adopts SFAS 123 in 1996. The

                          ALVEY SYSTEMS, INC. AND SUBSIDIARIES

Company anticipates that, when adopted, SFAS 123 will have no material effect on the consolidated financial position or results of operations.

          The Company also has agreed to provide life insurance policies, in amounts ranging from $1 million to $3 million, for the remainder of the lives of five of its executive managers or until such managers voluntarily resign to accept a comparable position. Costs relative thereto are not material to the Company's consolidated financial statements.

11.  SIGNIFICANT CUSTOMERS


          In 1995, 1994 and 1993, no single customer comprised more than 10% of sales.

12.  COMMITMENTS AND CONTINGENCIES

          The Company is involved in various litigation consisting almost entirely of product and general liability claims arising in the normal course of its business. After deduction of a per occurrence self-insured retention, the Company is insured for losses up to $17 million per year for products and general liability claims. The Company has provided reserves for the estimated cost of the self-insured retention; accordingly, these actions, when ultimately concluded, are not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

          Alvey has two agreements with related parties under which Alvey receives investment banking and other consulting services. These agreements terminate in the years 2000 and 2002, respectively. The agreements require annual payments by Alvey totaling $500,000 plus out-of-pocket expenses which are included in other expense (income), net in the accompanying financial statements. In addition, Alvey is required to pay an aggregate 2% investment banking fee on the total amount of consideration paid or received through a merger, consolidation or sale of more than 10% of Alvey's assets or outstanding securities, or the acquisition of assets or stock of another company. Payments under the agreement are subordinate to Alvey's payments under the Credit Agreement. At December 31, 1995, $510,000 is accrued for such fees relative to the acquisitions of White and Buschman. In January 1996, concurrent with the Debt Offering (see Note 15), these agreements were terminated at a cost of $1.5 million. Effective January 24, 1996, Pinnacle established consulting agreements with two related parties whereby the Company is obligated to payments of $350,000 per year plus expenses and, under one contract, annual increases of up to 3%. Additionally, the Company is obligated to compensate one related party for certain merger, acquisition and financing transactions.

          In conjunction with the acquisition of Busse, a covenant not to compete was signed by the former owners of Busse. The covenant requires Alvey to make twelve semi-annual payments of $150,000 to the former owners commencing October 1992 and continuing through April 1998. A portion of the Busse shares acquired by Alvey are pledged to secure payments under the covenant-not-to-compete.

          White leases its manufacturing facility located in Kenilworth, New Jersey from a partnership controlled by Donald J. Weiss, a director of the Company. Pursuant to the terms of the operating lease, the Company paid $0.9 million and $1.1 million in 1995 and 1994, respectively.

          The Company has entered into employment agreements with several members of executive management. The agreements require the Company to pay the executive's salary for a period lasting from one to two years should the executive's employment be terminated. In addition, the agreements provide for annual bonuses of up to 117% to 189% of the executive's annual salary based upon the achievement of pre-established performance targets.

                          ALVEY SYSTEMS, INC. AND SUBSIDIARIES

13.  SUPPLEMENTAL BALANCE SHEET INFORMATION

Accrued expenses include the following:

                                                     DECEMBER 31,
                                                ----------------------
                                                  1995           1994
                                                --------       -------
                                                    (IN THOUSANDS)
Project expenses. . . . . . . . . . . . . . .   $ 4,013        $ 3,064
Bonuses, incentives and profit sharing. . . .     7,507          5,053
Wages and salaries. . . . . . . . . . . . . .     2,407          2,241
Vacation and other employee costs . . . . . .     7,064          5,719
Plant disposal costs. . . . . . . . . . . . .     1,119          4,246
Other expenses    . . . . . . . . . . . . . .   5,654            4,587
                                                -------         ------
                                                $27,764        $24,910
                                                -------        -------
                                                -------        -------

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data (in thousands) for fiscal 1995 and 1994 appears below:

1995                                  Net Sales    Gross Profit    Net Income
                                      ---------- --------------- ------------
First quarter . . . . . . . . . . .   $67,008        $15,523        $   326
Second quarter. . . . . . . . . . .   72,026          17,479          1,137
Third quarter . . . . . . . . . . .    68,271         17,610          1,370
Fourth quarter. . . . . . . . . . .    80,713         20,109          1,573
                                     --------       --------       --------
                                     $288,018        $70,721         $4,406
                                     --------       --------       --------
                                     --------       --------       --------
1994
First quarter.. . . . . . . . . . .  $ 57,627        $11,142        $  (942)
Second quarter. . . . . . . . . . .    65,149         15,043            837
Third quarter . . . . . . . . . . .    58,898         15,215            553
Fourth quarter. . . . . . . . . . .    66,503         17,770          1,230
                                     --------       --------       --------
                                     $248,177        $59,170         $1,678
                                     --------       --------       --------
                                     --------       --------       --------

15.  SUBSEQUENT EVENTS

     ACQUISITION


          On January 29, 1996, Pinnacle, Alvey and MFA purchased all of the outstanding capital stock of Weseley Software Development Corp. ("Weseley") for a purchase price of $15 million in cash. The acquisition, which will be recorded pursuant to the purchase method of accounting, was financed with a portion of the proceeds of the Debt Offering as described below. In addition, subject to the continued employment of the former principal shareholder of Weseley and certain other conditions, certain employees of Weseley have an opportunity to earn stay bonuses in the aggregate of $625,000 per year for each of eight years which will be charged to income in the year earned and employee incentive compensation up to an aggregate maximum of $13 million which will be charged to income when such amounts are estimatable and payment thereof is deemed probable.



          In the quarter ended December 31, 1995, Weseley received and recorded as deferred revenue $2.5 million in fees in connection with a distribution contract with a large manufacturing company. On December 31, 1995 (prior to the proposed purchase of Weseley by Pinnacle, Alvey and MFA), Weseley paid and charged to income an aggregate of $3.0 million in bonuses to certain of its employees.

The following table sets forth pro forma income statement data for Alvey as if the Weseley acquisition had taken place on January 1, 1995. Such data reflects the application of the purchase method of accounting. Amounts have been preliminarily assigned to assets acquired and liabilities assumed based on estimated fair values as of the date of acquisition pursuant to valuations and other studies which are essentially completed. Based on the results of an independent appraisal, it is expected that approximately $11.7 million of the Weseley purchase price will be allocated to purchased research and development and charged to expense in the quarter ended March 31, 1996. The pro forma data below does not reflect such charge to expense for the purchased research and development. This income statement data is unaudited and does not purport to represent the results of operations had the acquisition actually occurred on January 1, 1995.



                                Pro forma Information
                                    (in thousands)



                                                     12 months ended
                                                      December 31, 1995
                                                         (unaudited)
                                                   --------------------
Net sales                                                $291,415
Cost of goods sold                                        218,232
                                                         --------
     Gross profit                                          73,183
Selling, general and administrative expenses               56,821
Research and development expenses                           2,666
Amortization expense                                        2,208
Other income, net                                            (108)
                                                         ---------
     Operating income                                      11,596
Interest expense                                            8,583
                                                         --------
     Income before income taxes                             3,013
Income taxes                                                2,060
                                                         --------
     Net income                                          $    953
                                                         --------
                                                         --------



The pro forma income statement data presented above includes the payment by Weseley and charge to expense on December 31, 1995 (prior to the purchase of Weseley by Pinnacle, Alvey and MFA) of an aggregate of $3.0 million in one-time nonrecurring bonuses to certain employees of Weseley. Had such amount been excluded from the pro forma income statement data presented above, Alvey's pro forma net income for fiscal year 1995 would have been $2,753,000.



          DEBT OFFERING AND RECAPITALIZATION OF PINNACLE


          On January 24, 1996, Alvey issued and sold $100 million of 11 3/8% Senior Subordinated Notes due 2003 (the "Debt Offering"). The proceeds of the Debt Offering were used to repay all of Alvey's outstanding senior indebtedness and certain other indebtedness, fund the acquisition of Weseley, pay transaction fees, fund a dividend to Pinnacle of $21.5 million and provide working capital for the ongoing operation of Alvey. In accordance with the terms of the Debt Offering, Alvey intends to file a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the 11 3/8% Senior Subordinated Notes for a new issue of debt securities of Alvey registered under the Securities Act of 1993 with terms substantially identical to those of the 11-3/8% Senior Subordinated
Notes.   In addition, concurrent with the consummation of the Debt Offering,
Pinnacle sold $30 million in preferred stock and warrants (the "Preferred Stock Offering"). The proceeds of the Preferred Stock Offering, together with the dividend from Alvey to Pinnacle, were used to buy back certain shares of

Pinnacle's outstanding common stock and to redeem certain shares of its outstanding preferred stock which had been pushed down to Alvey's consolidated financial statements.

          REVOLVING CREDIT FACILITY

          Concurrent with the consummation of the Debt Offering, Alvey entered into a new credit agreement for a $30 million revolving credit facility (the "Revolving Credit Facility"), which is guaranteed by Pinnacle and by each direct and indirect subsidiary of Alvey. Indebtedness of Alvey under the Revolving Credit Facility is secured by substantially all of the personal property of Alvey and its subsidiaries, all capital stock of Alvey and 100% of the capital stock of its domestic subsidiaries (other than the portion of the shares of capital stock of Busse Bros., Inc. which are pledged to secure certain noncompete payments). Indebtedness under this Revolving Credit Facility will bear interest at a rate based (at Alvey's option) upon
(i) the Base Rate (as defined in the Revolving Credit Facility) plus 1.50% or
(ii) the Euro-dollar Rate (as defined in the Revolving Credit Facility) for one, two, three, six or, if available, nine or twelve months, plus 2.5%; provided, however, the interest rate margins are subject to 0.25% reductions in the event Alvey meets certain performance targets. The Revolving Credit Facility is due January 24, 2001.


          REINCORPORATION

          Effective January 16, 1996, the Company reincorporated in the State of Delaware under the name Alvey Systems, Inc. The Company historically conducted business as a Missouri corporation under the name Alvey, Inc.

                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of
Weseley Software Development Corp.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of Weseley Software Development Corp. at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Note 7, in January 1996, Weseley Software Development Corp. sold all of its outstanding stock to McHugh, Freeman & Associates, Inc., a wholly owned subsidiary of Alvey Systems, Inc.

PRICE WATERHOUSE LLP
St. Louis, Missouri
February 21, 1996




                                                     WESELEY SOFTWARE DEVELOPMENT CORP.
                                                                Balance Sheet

                                                                                        DECEMBER 31,
                                                                                   1995            1994
                                                                                  ------         ------

ASSETS
Current assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . $  216,398     $   34,184
Accounts receivable, less allowance for doubtful accounts of $20,000 and $0,
  respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    341,386        204,958
Unbilled revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     39,487         35,450
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,000          1,061
                                                                                ----------     ----------
        Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . .    607,271        275,653
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,374,073
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . .    223,021         78,566
                                                                                $2,204,365       $354,219
                                                                                ----------     ----------
                                                                                ----------     ----------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  104,020     $   62,947
  Accrued pension and profit sharing. . . . . . . . . . . . . . . . . . . . . .    166,000         85,531
  Deferred revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3,041,625        159,000
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .    220,113          7,647
  Taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     56,109             --
                                                                                ----------     ----------

        Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .  3,587,867        315,125

Long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25,888
Commitments and contingencies (Note 8)
Stockholders' (deficit) equity:
  Common stock, $1 par value; authorized 1,000 shares; 468 and 415 shares
     issued; 464 and 415 shares outstanding, respectively . . . . . . . . . . .        468            415
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . .    168,484         39,787
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (1,569,592)        (1,108)
  Treasury stock, at cost; 4 and 0 common shares, respectively. . . . . . . . .     (8,750)            --
                                                                                ----------     ----------
        Total stockholders' (deficit) equity. . . . . . . . . . . . . . . . . . (1,409,390)        39,094
                                                                                ----------     ----------
                                                                                $2,204,365     $  354,219
                                                                                ----------     ----------
                                                                                ----------     ----------





                   See accompanying Notes to Financial Statements.




                          WESELEY SOFTWARE DEVELOPMENT CORP.
                               Statement of Operations

                                                                           Year ended December 31,
                                                                  -------------------------------------
                                                                         1995                1994
                                                                  ------------------    ---------------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $3,396,601          $1,810,239
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . .        935,390             602,981
                                                                    --------------      --------------

  Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . .      2,461,211           1,207,258
Selling, general and administrative expenses. . . . . . . . . . .      4,538,423             865,651
Product development and research and development expenses . . . .        615,445             450,971
                                                                    --------------      --------------

  Operating loss. . . . . . . . . . . . . . . . . . . . . . . . .     (2,692,657)           (109,364)
Interest income . . . . . . . . . . . . . . . . . . . . . . . . .         18,675               5,458
                                                                    --------------      --------------

  Loss before income tax benefit. . . . . . . . . . . . . . . . .     (2,673,982)           (103,906)
Income tax benefit. . . . . . . . . . . . . . . . . . . . . . . .      1,105,498              43,348
                                                                    --------------      --------------
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .    ($1,568,484)         $  (60,558)
                                                                    --------------      --------------
                                                                    --------------      --------------














                   See accompanying Notes to Financial Statements.

                                                     WESELEY SOFTWARE DEVELOPMENT CORP.
                                                     Statement of Stockholders' Deficit



                                           Common Stock
                                      -------------------------
                                                                                  Retained
      For the year ended                 Number                   Additional     Earnings                        Total
    Decmber 31, 1994 and 1995           of Shares                  Paid-in     (Accumulated      Treasury     Stocknolders'
                                       Outstanding     Par Value    Capital       Deficit)         Stock   Equity (Deficit)
- -----------------------------------    ------------   ---------- ----------     ------------   ----------   ----------------
Balance, December 31, 1993. . . . . .     415          $ 415      $ 39,787         $59,450           $--         $99,652

 Net loss . . . . . . . . . . . . . .                                              (60,558)                      (60,558)
                                          ---          -----       --------    ------------       --------   ------------

Balance, December 31, 1994. . . . . .     415            415         39,787         (1,108)            --         39,094
 Treasury stock purchased . . . . .        (4)                                                     (8,750)        (8,750)
 Stock options exercised. . . . . .        53             53        128,697                                      128,750
 Net loss . . . . . . . . . . . . .                                             (1,568,484)                   (1,568,484)
                                          ---          -----       --------    ------------       --------   ------------
Balance, December 31, 1995. . . . .       464          $ 468       $168,484    $(1,569,592)       $(8,750)   $(1,409,390)
                                          ---          -----       --------    ------------       --------   ------------
                                          ---          -----       --------    ------------       --------   ------------








                   See accompanying Notes to Financial Statements.



                                                     WESELEY SOFTWARE DEVELOPMENT CORP.

                                                           Statement of Cash Flows

                                                                 Year ended December 31,
                                                          -------------------------------------
                                                                  1995             1994
                                                                --------         --------
Operating activities:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,568,484)     $   (60,558)
Adjustments to reconcile net loss to net cash provided. . .
by operating activities:
 Depreciation . . . . . . . . . . . . . . . . . . . . . . .          68,708         44,100
 Deferred income taxes. . . . . . . . . . . . . . . . . . .     (1,161,607)       (43,348)
 Rent expense . . . . . . . . . . . . . . . . . . . . . . .          25,888
 Increase in current assets:. . . . . . . . . . . . . . . .
 Accounts receivable, net . . . . . . . . . . . . . . . . .       (136,428)        (9,654)
 Unbilled revenue . . . . . . . . . . . . . . . . . . . . .         (4,037)        (3,800)
 Other assets . . . . . . . . . . . . . . . . . . . . . . .         (8,939)          (460)
Increase in current liabilities:. . . . . . . . . . . . . .
   Accounts payable . . . . . . . . . . . . . . . . . . . .          41,073          8,422
   Taxes payable. . . . . . . . . . . . . . . . . . . . . .          56,109
   Accrued expenses . . . . . . . . . . . . . . . . . . . .          80,469         13,834
   Deferred revenues. . . . . . . . . . . . . . . . . . . .       2,882,625        109,672
                                                                -----------    -----------
   Net cash provided for operating activities . . . . . . .         275,377         58,208
Investing activities: . . . . . . . . . . . . . . . . . . .
Acquisition of property and equipment . . . . . . . . . . .       (213,163)       (47,612)
                                                                -----------    -----------
   Net cash used for investing activities . . . . . . . . .       (213,163)       (47,612)
                                                                -----------    -----------
Financing activities: . . . . . . . . . . . . . . . . . . .
Stock options exercised . . . . . . . . . . . . . . . . . .         128,750
Purchase of treasury stock. . . . . . . . . . . . . . . . .         (8,750)             --
                                                                -----------    -----------
   Net cash provided by financing activities. . . . . . . .         120,000             --
                                                                -----------    -----------
Increase in cash and  cash equivalents. . . . . . . . . . .         182,214         10,596
Cash and  cash equivalents, beginning of year . . . . . . .          34,184         23,588
                                                                -----------    -----------

Cash and  cash equivalents, end of year . . . . . . . . . .     $   216,398    $    34,184
                                                                -----------    -----------
                                                                -----------    -----------





                  See accompanying Notes to Financial Statements

                         WESELEY SOFTWARE DEVELOPMENT CORP.
                            NOTES TO FINANCIAL STATEMENTS

1.        ORGANIZATION

               DESCRIPTION OF BUSINESS

          Weseley Software Development Corp. (the "Company" or "Weseley") develops, markets and supports software management products and provides related services which are utilized by a variety of companies to manage their shipping processes.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The policies utilized by the Company in the preparation of the financial statements conform to generally accepted accounting principles, and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.

               REVENUE RECOGNITION

          Revenue from the sale of software licenses is recognized upon installation of the software providing that no significant vendor obligations remain and collection of the related receivable is deemed probable. Cost and expenses, primarily direct labor and materials, related to installation are recorded as cost of sales as the related revenues are recognized.

               UNBILLED REVENUE

          Revenues for services rendered in the installation or maintenance of software which have not been billed at the end of the year are recorded as unbilled revenue.

               DEFERRED REVENUES

          Revenues related to sales of maintenance service contracts, which are billed at the inception of the contract, are deferred and recognized ratably over the term of the contract.

               COST OF SALES

          For purposes of estimating the cost of sales relating to installation and maintenance services revenues, the Company includes all of its customer service expenses plus an allocation of certain other expenses based upon estimates made by management.


               CASH AND  CASH EQUIVALENTS


          All highly liquid investments with a maturity of three months or less at date of purchase are considered to be cash equivalents.

               CONCENTRATION OF CREDIT RISK

          The Company sells its products to a variety of manufacturing companies throughout the United States and generally does not require collateral (see also
Note 6). The Company maintains reserves for potential credit losses and historically such losses have been within management's expectations.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost. Upon sale or other disposition, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Property and equipment consists of:


                                                         December 31,
                                                 ---------------------------
                                                     1995           1994
                                                   --------       --------
Computer equipment. . . . . . . . . . . . .        $287,632       $ 84,925
Office furniture and fixtures . . . . . . .          90,177         79,721
                                                   --------       --------
                                                    377,809        164,646
Less accumulated depreciation . . . . . . .        (154,788)       (86,080)
                                                   --------       --------
                                                   $223,021       $ 78,566
                                                   --------       --------
                                                   --------       --------


    Depreciation is provided on equipment and furniture using the straight-line method over the estimated useful life (5 years) of each asset. Maintenance and repairs are expensed as incurred.

               RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are charged to expense as incurred. During 1995 and 1994, none of these expenses qualified for capitalization under Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

    INCOME TAXES

    The Company utilizes SFAS No. 109, "Accounting for Income Taxes." Income taxes are based upon income for financial reporting purposes and deferred income taxes are provided for the temporary differences between the financial reporting bases and the income tax bases of the Company's assets and liabilities. The tax rates expected to be in effect when such differences are reflected in the Company's income tax returns are used in calculating the deferred tax asset or liability. The major temporary differences that give rise to deferred taxes are primarily the result of the Company using the cash basis of accounting for income tax reporting purposes. See Note 3 for additional information.

    EARNINGS PER SHARE INFORMATION

    Given the historical organization and capital structure of the Company, earnings per share information is not considered meaningful or relevant and has not been presented in the accompanying financial statements or the notes thereto.

3.Income taxes

Income tax benefit is comprised of the following:

                                                  Year ended December 31,
                                               -----------------------------

                                                     1995         1994
                                                  ---------     ---------
Current:
  Federal . . . . . . . . . . . . . . . . .        $ 40,871      $      --
  State . . . . . . . . . . . . . . . . . .          15,238             --
                                                ------------   ------------
                                                     56,109             --
Deferred:
  Federal . . . . . . . . . . . . . . . . .        (846,145)       (31,574)
  State . . . . . . . . . . . . . . . . . .        (315,462)       (11,774)
                                                ------------   ------------
                                                 (1,161,607)       (43,348)
                                                ------------   ------------
                                                $(1,105,498)     $ (43,348)
                                                ------------   ------------
                                                ------------   ------------


    A reconciliation of the income tax benefit at the statutory federal income tax rate to reported income tax benefit per the accompanying financial statements is as follows:

                                                  Year ended December 31,
                                               -----------------------------
                                                     1995           1994
                                                   --------       --------
Income tax benefit at statutory rate$ . . .        (909,154)    $  (35,328)
Benefit resulting from:
  State taxes (net of federal). . . . . . .        (196,344)        (8,020)
                                                ------------   ------------
                                                ($1,105,498)    $  (43,348)
                                                  ----------     ----------
                                                ------------   ------------


    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:




December 31,

                                                      1995          1994
                                                    --------      --------
Deferred revenues . . . . . . . . . . . . .      $1,374,073     $   71,948
Accounts payable. . . . . . . . . . . . . .          47,069         28,484
Allowance for doubtful accounts . . . . . .           9,050
Other accruals. . . . . . . . . . . . . . .          11,714            706
  Total deferred tax assets . . . . . . . .       1,441,906        101,138
                                                ------------   ------------
Accounts receivable . . . . . . . . . . . .        (163,527)       (92,744)
Other . . . . . . . . . . . . . . . . . . .        (124,419)       (16,041)
                                                ------------   ------------
  Total deferred tax liabilities. . . . . .        (287,946)      (108,785)
                                                ------------   ------------
  Net deferred tax asset (liability . . . .      $1,153,960     $   (7,647)
                                                ------------   ------------
                                                ------------   ------------

4.  Stock option plans

    The Company has a nonqualified stock option plan whereby the Company may grant stock options to key employees for an option price of at least the fair market value of the stock on the date of grant. The options vest three years after the date of grant, during which time they are subject to repurchase provisions at the option of the Company. In connection with the sale of the Company, as further discussed in Note 7, all issued options vested on November 21, 1995. Changes under this plan were as follows:


                                                           Average exercise
                                                  Shares    price per share
                                                  ------   ----------------
Shares subject to plan. . . . . . . . . . .       100

Options outstanding, January 1, 1994. . . .         41        $ 2,183
Options outstanding, January 1, 1995. . . .         41          2,183
  Options issued. . . . . . . . . . . . . .         12          4,000
  Options exercised . . . . . . . . . . . .        (53)        (2,429)
Options outstanding, December 31, 1995. . .         --           --


5.  EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

    The Company has two defined contribution benefit plans covering substantially all regular full time employees of the Company who are at least 21 years of age and have at least 12 months of service. No employee contributions to the plans are allowed except for roll-over contributions from another retirement plan upon the inception of employment. The Company makes contributions to the retirement plan once per year in an amount equal to 10% of each participant's compensation for the plan year. The Company makes contributions to the profit sharing plan once per year on a discretionary basis.

    Employer contributions to the plans during the years ended December 31, 1995 and 1994 were $85,531 and $34,585, respectively. Employees vest in the plans' assets ratably over a five-year period.

6.  SIGNIFICANT CUSTOMERS

    Two customers comprised approximately 38% and 9% of net accounts receivable and 26% and 13% of net sales as of and for the year ended December 31, 1995, respectively. Three customers comprised approximately 48%, 1% and 0% of accounts receivable and 21%, 14% and 12% of net sales as of and for the year ended December 31, 1994, respectively.

7.  SIGNIFICANT EVENTS

    SALE OF THE COMPANY

    On January 29, 1996, the Company consummated the sale of all of its outstanding stock to McHugh, Freeman & Associates, Inc., a wholly owned subsidiary of Alvey Systems, Inc., for a purchase price of approximately $15,000,000 in cash. In addition, subject to the continued employment of the former principal owner of Weseley and other conditions, certain designated employees of Weseley will have an opportunity to earn stay bonuses in the aggregate amount of $625,000 per year for each of eight years and employment incentive compensation up to an aggregate maximum of $13,000,000 which would be payable over time. The accompanying financial statements reflect the historical, pre-acquisition basis of accounting.

    Distribution contract and employee bonuses


    On November 2, 1995, the Company entered into a distribution contract with GE Capital Transportation Services Corporation ("GECTS") whereby GECTS has been granted exclusive distribution rights on certain software currently under development and to be manufactured by the Company (TRACS Version 3.0) in exchange for a non-refundable prepaid fee of $2,500,000. During the seven year term of the contract, for any licenses of such software sold by GECTS, the Company shall perform all services required in connection with the license, including software customization, installation, training and maintenance. The Company is entitled to and will receive additional payments based upon the actual services performed. The contract also provides for additional payments, based on a percentage of the suggested retail list price of the software licenses (as defined in the contract), to the Company should sales of the software licenses and related installation, training and maintenance fees exceed $2,850,000. Fees of approximately $2,500,000 received under this contract are reflected as deferred revenues in the accompanying balance sheet at December 31, 1995. Such fees will be recorded as revenue as related software licenses are sold by GECTS or ratably over the life of the contract, whichever is greater.



    On December 31, 1995, the Company paid and charged to income an aggregate of $3,000,000 in bonuses to certain of its employees.


8.  COMMITMENTS AND CONTINGENCIES

    The Company has various obligations under long-term operating leases. The aggregate minimum rental commitments for the years ended December 31 under all noncancellable long-term operating leases are as follows: 1996 - $63,621; 1997
- - $82,984; 1998 - $83,400; 1999 - $82,631; and 2000 - $58,328.

    Total rental expenses under all noncancellable long-term operating leases and various monthly equipment rentals was $130,200 and $99,538 for the years ended December 31, 1995 and 1994, respectively.

    The Company is party to certain lawsuits. Management and legal counsel do not expect the outcome of any litigation to have a material adverse effect on the Company's financial position, results of operations or liquidity.