Form 10-Q
period 1996-06-30
ALVEY SYSTEMS INC
filed 1996-08-14
CIK 1011066

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

   X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
- -------   Exchange Act of 1934.

For the quarterly period ended June 30, 1996.

          Transition report pursuant to Section 13 or 15(d) of the Securities
- -------   Exchange Act of 1934.

For the transition period from                         to
                              -------------------------  -----------------------

                         Commission File Number 333-2600

                               ALVEY SYSTEMS, INC.

                         101 S. Hanley Road, Suite 1300
                              St. Louis, MO  63105
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

          Yes         X                 No
                  ---------                   ---------

The number of shares of common stock outstanding at July 31, 1996 was 1000 shares.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX
                                                                           Page
                                                                          Number
Part I - Financial Information

     Item 1.   Financial Statements

               Consolidated Statement of Operations -
               three months and six months ended June 30,
               1996 (Unaudited) and 1995 (Unaudited).                        3

               Consolidated Balance Sheet - June 30, 1996
               (Unaudited) and December 31, 1995                             4

               Consolidated Statement of Cash Flows -
               six months ended June 30, 1996 (Unaudited)
               and 1995 (Unaudited)                                        5-6

               Consolidated Statement of Net Investment
               of Parent for the six months ended June 30,
               1996 (Unaudited)                                              7

               Notes to Consolidated Financial Statements                  8-13

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations              13-21

Part II - Other Information

     Item 6.   Exhibits and Reports on Form 8-K                              21

Signature                                                                    22

PART I.  FINANCIAL  INFORMATION
ITEM 1  FINANCIAL STATEMENTS

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED  STATEMENT OF OPERATIONS
                                 (UNAUDITED)
                           (DOLLARS IN THOUSANDS)


                                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                       JUNE 30,                                JUNE 30,
                                                               1996                1995                1996                1995
                                                           -----------         -----------         -----------         -----------
Net sales                                                  $    83,338         $    72,026         $   164,055         $   139,034
Cost of goods sold                                              63,109              54,547             124,344             106,032
                                                           -----------         -----------         -----------         -----------
    Gross profit                                                20,229              17,479              39,711              33,002

Selling, general and administrative expenses                    14,561              12,454              29,870              24,282
Research and development expenses                                1,184                 566               1,823               1,004
Writeoff of purchased research and development costs                -                   -               11,700                  -
Amortization expense                                               400                 458                 838                 926
Other expense (income), net                                         96                 (38)              1,468                  10
                                                           -----------         -----------         -----------         -----------
     Operating income (loss)                                     3,988               4,039              (5,988)              6,780

Interest expense                                                 3,169               1,763               5,673               3,837
                                                           -----------         -----------         -----------         -----------
Income (loss) before provision for income taxes
   and extraordinary loss                                          819               2,276             (11,661)              2,943

Provision for income taxes                                         345               1,139                 420               1,480
                                                           -----------         -----------         -----------         -----------
Net income (loss) before extraordinary loss                        474               1,137             (12,081)              1,463

Extraordinary loss, net of tax benefit of $1,328                    -                   -                1,993                  -
                                                           -----------         -----------         -----------         -----------
Net income (loss)                                          $       474         $     1,137         $   (14,074)        $     1,463
                                                           -----------         -----------         -----------         -----------
                                                           -----------         -----------         -----------         -----------


          See accompanying Notes to Consolidated Financial Statements.

                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN THOUSANDS)

                                                                                                  JUNE 30,           DECEMBER 31,
                                                                                                    1996                 1995
                                                                                                 (UNAUDITED)
                                                                                               ---------------     ---------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                        $     4,911         $     3,405
  Receivables:
   Trade (less allowance for doubtful accounts of $868 and  $824, respectively)                         44,867              42,567
   Unbilled and other                                                                                    9,676               6,211
  Accumulated costs and earnings in excess of billings on uncompleted contracts                         10,905               8,317
  Inventories:
     Raw materials                                                                                      13,454              13,966
     Work in process                                                                                     2,785               5,720
   Deferred income taxes                                                                                 5,916               4,699
   Prepaid expenses and other assets                                                                     2,144               1,665
                                                                                               ---------------     ---------------
     Total current assets                                                                               94,658              86,550

Property, plant and equipment, net                                                                      29,038              25,675
Other assets                                                                                            10,220               6,031
Goodwill, net                                                                                           36,319              32,029
                                                                                               ---------------     ---------------
                                                                                                   $   170,235         $   150,285
                                                                                               ---------------     ---------------
                                                                                               ---------------     ---------------
LIABILITIES, REDEEMABLE PREFERRED STOCK AND NET INVESTMENT OF PARENT
Current Liabilities:
  Current portion of long-term debt                                                                $       280         $     6,915
  Accounts payable                                                                                      19,792              24,368
  Accrued expenses                                                                                      30,320              27,764
  Customer deposits                                                                                      9,824              12,107
  Billings in excess of accumulated costs and earnings on uncompleted contracts                         17,856              13,904
  Deferred revenues                                                                                      2,183                 899
  Taxes payable                                                                                          1,020                 994
                                                                                               ---------------     ---------------
    Total current liabilities                                                                           81,275              86,951

Long-term debt                                                                                         100,673              42,460
Other long-term liabilities                                                                              9,425               5,075
Deferred income taxes                                                                                    2,945               4,196

Commitments and contingencies (Notes 3 and 9)

Redeemable preferred stock:
Redeemable preferred stock of $.01 par value per share, authorized 0 and 500,000 shares, respectively:
   Series A Senior Cumulative Exchangeable Preferred Stock of Pinnacle Automation, Inc.,
     0 and 250,000 designated, 0 and 210,770 shares issued, 0 and 210,697 outstanding,
     respectively                                                                                         -                 21,077
   Cumulative Exchangeable Preferred Stock of Pinnacle Automation, Inc., 0 and
     100,000 shares designated, 0 and 62,524 shares issued and outstanding, respectively                  -                  6,252
   Preferred stock in treasury, 0 and 73 Series A Senior Cumulative Stock of Pinnacle
     Automation, Inc.                                                                                     -                     (7)
                                                                                               ---------------     ---------------
     Total redeemable preferred stock                                                                        0              27,322

Net investment of Parent                                                                               (24,083)            (15,719)
                                                                                               ---------------     ---------------
                                                                                                   $   170,235         $   150,285
                                                                                               ---------------     ---------------
                                                                                               ---------------     ---------------


           See accompanying Notes to Consolidated Financial Statements

                        ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                       SIX MONTHS ENDED JUNE 30,

                                                                                                       1996                1995
                                                                                                   -----------         -----------
OPERATING ACTIVITIES:
  Net income (loss)                                                                                $   (14,074)        $     1,463
  Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating activities:
      Depreciation and software amortization                                                             1,614               1,425
      Amortization                                                                                         838                 926
      Writeoff of purchased research and development
       costs                                                                                            11,700                  -
      Other                                                                                                 10                  -
      Deferred taxes, net of effect of acquisitions                                                     (1,371)                569
      Reduction of unamortized debt issue costs included
       in extraordinary loss                                                                             2,963                  -
      (Increase) decrease in current assets, excluding
        effect of acquisitions:
          Receivables                                                                                   (5,413)             (4,851)
          Accumulated costs and earnings in excess of billings
           on uncompleted contracts                                                                     (2,588)               (326)
          Inventories                                                                                    3,447              (1,692)
          Other assets                                                                                      60                (698)
       (Decrease) increase in current liabilities, excluding
        effect of acquisitions
          Accounts payable                                                                              (4,665)             (1,228)
          Accrued expenses                                                                               2,337                (444)
          Customer deposits                                                                             (2,283)              6,736
          Billings in excess of accumulated costs and earnings
           on uncompleted contracts                                                                      3,952                 581
          Deferred revenues                                                                                394                (385)
          Taxes payable                                                                                     26                (374)
          Other liabilities                                                                              2,328                (574)
                                                                                                   -----------         -----------
             Net cash provided by (used for) operating activities                                         (725)              1,128
                                                                                                   -----------         -----------
INVESTING ACTIVITIES:
  Acquisition of Weseley, net of cash acquired of $28                                                  (14,972)                 -
  Payments for agreements not to compete                                                                  (150)               (150)
  Cash payments to dispose of Lewiston                                                                    (365)               (739)
  Software development costs                                                                              (212)               (140)
  Additions to property, plant and equipment, net                                                       (4,613)             (1,357)
                                                                                                   -----------         -----------
     Net cash used for investing activities                                                            (20,312)             (2,386)
                                                                                                   -----------         -----------


          See accompanying Notes to Consolidated Financial Statements.

                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                    (UNAUDITED)
                               (DOLLARS IN THOUSANDS)


                                                                                                       SIX MONTHS ENDED JUNE 30,

                                                                                                       1996                1995
                                                                                                   -----------         -----------
FINANCING ACTIVITIES:
     Proceeds of borrowings                                                                            102,019              24,453
     Payments of debt and capital leases                                                               (50,441)            (24,353)
     Redemption of preferred stock                                                                     (27,600)                -
     Investment of Parent                                                                                5,981                   4
     Payments of debt issuance costs                                                                    (7,416)                -
     Treasury preferred stock issuances                                                                                         35
                                                                                                   -----------         -----------
          Net cash provided by financing activities                                                     22,543                 139
                                                                                                   -----------         -----------
     Net increase in cash and cash equivalents                                                           1,506              (1,119)

     Cash and cash equivalents, beginning of period                                                      3,405               2,580
                                                                                                   -----------         -----------
     Cash and cash equivalents, end of period                                                      $     4,911         $     1,461
                                                                                                   -----------         -----------
                                                                                                   -----------         -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for:
          Interest on financings                                                                   $       623         $     1,661
          Income taxes                                                                                     362                 944


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

     Alvey Systems, Inc. purchased Weseley Software Development Corp. in January 1996.
     In conjunction with the acquisition, liabilities were assumed as follows:

          Fair value of assets acquired                                                            $    12,674
          Fair value assigned to goodwill                                                                4,923
          Cash paid concurrent with the acquisition,
            excluding cash acquired                                                                    (14,972)
                                                                                                   -----------
          Liabilities assumed                                                                      $     2,625
                                                                                                   -----------
                                                                                                   -----------


          See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS,  INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF NET INVESTMENT OF PARENT
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


FOR THE SIX MONTHS ENDED                                          NET INVESTMENT
JUNE 30, 1996                                                        OF PARENT

Balance December 31, 1995                                           $   (15,719)
     Net loss                                                           (14,074)
     Net investment of Parent                                             5,981
     Preferred stock dividend declared                                     (271)
                                                                    ------------
Balance June 30, 1996                                               $   (24,083)
                                                                    ------------
                                                                    ------------




           See accompanying Notes to Consolidated Financial Statements

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

2.   PRINCIPLES OF CONSOLIDATION, EARNINGS PER SHARE INFORMATION

     Alvey is a wholly-owned subsidiary of Pinnacle Automation, Inc. ("Pinnacle" or "Parent"). Pinnacle has no operations and no assets other than its investment in Alvey. The financial statements of the Company include the accounts of Alvey and Alvey's wholly-owned subsidiaries: McHugh Freeman & Associates, Inc. ("MFA"), Busse Bros., Inc. ("Busse"), The Buschman Company ("Buschman"), White Systems, Inc., formerly White Storage & Retrieval Systems, Inc. ("White") and Weseley Software Development Corp.
     ("Weseley"). All significant intercompany transactions, which primarily consist of sales, have been eliminated.

     Given the historical organization and capital structure of the Company, earnings per share information is not considered meaningful or relevant and has not been presented in the accompanying unaudited consolidated financial statements or notes thereto.

3.   ACQUISITIONS

     On January 29, 1996, Pinnacle, Alvey and MFA purchased all of the outstanding capital stock of Weseley for a purchase price of $15 million in cash. The acquisition was financed with a portion of the proceeds of the Debt Offering (as defined in Note 4). In addition, subject to the continued employment of the former principal shareholder of Weseley and certain other conditions, certain employees of Weseley have an opportunity to earn stay bonuses in the aggregate of $625,000 per year for each of eight years which will be charged to income in the year earned and employee incentive compensation up to an aggregate maximum of $13 million which will be charged to income when such amounts are estimable and payment thereof is deemed probable.

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

                              PRO FORMA INFORMATION
                                 (in thousands)


                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                   (UNAUDITED)
                                                          ---------------------------
                                                             1996             1995
                                                          ----------       ----------
     Net sales                                            $  164,240       $  140,733
     Net income (loss) before extraordinary item                (575)             632
     Net income (loss)                                        (2,568)             632

     The pro forma results of Weseley for the six months ended June 30, 1996 and 1995 include actual results of Weseley for the periods prior to and since the date of acquisition and certain pro forma adjustments. Based on the results of an independent appraisal, $11.7 million of the Weseley purchase price was allocated to purchased research and development costs at the date of acquisition and was recorded as research and development expense in Alvey's consolidated statement of operations during the first quarter of 1996. This research and development expense has been excluded from the pro forma statement of operations as it represents a non-recurring charge to income which results directly from the Weseley acquisition. Additional goodwill amortization resulting from the Weseley purchase price allocation is incorporated and is being amortized over a period of 10 years.

4.   DEBT OFFERING AND RECAPITALIZATION OF PINNACLE

     On January 24, 1996, Alvey issued and sold $100 million of 11 3/8% Senior Subordinated Notes due 2003 (the "Debt Offering"). The proceeds of the Debt Offering were used to repay all of Alvey's outstanding senior indebtedness and certain other indebtedness, fund the acquisition of Weseley, pay transaction fees, fund a dividend to Pinnacle of $21.5 million and provide working capital for the ongoing operations of Alvey. As a result of the repayment of the outstanding senior indebtedness, the Company recorded an extraordinary loss of approximately $2.0 million representing the writeoff of related debt issuance costs and debt repayment penalties, net of tax. In accordance with the terms of the Debt Offering, Alvey filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the 11 3/8% Senior Subordinated Notes for a new issue of debt securities of Alvey registered under the Securities Act of 1933 with terms substantially identical to those of the 11 3/8% Senior Subordinated Notes. Such registration statement was declared effective on May 9, 1996 and the exchange for registered securities of the entire $100 million Senior Subordinated Notes due 2003 was completed on June 11, 1996. In addition, concurrent with the consummation of the Debt Offering, Pinnacle sold $30 million in preferred stock and warrants (the "Preferred Stock Offering"). The proceeds of the Preferred Stock Offering, together with the dividend from Alvey to Pinnacle, were used to buy back certain shares of Pinnacle's outstanding common stock and to redeem certain shares of its outstanding preferred stock which had been pushed down to Alvey's consolidated financial statements. The preferred stock and warrants from the Preferred Stock Offering have not been pushed down to Alvey's consolidated financial statements as such preferred stock and warrants are not exchangeable into securities of Alvey. While Alvey has not guaranteed, nor is it contingently obligated with respect to the preferred stock and warrants issued in the Preferred Stock Offering, Pinnacle has no financial resources, other than from Alvey and Alvey's operating subsidiaries, to satisfy cash requirements relative to these shares.

5.   REVOLVING CREDIT FACILITY

     Concurrently with the consummation of the Debt Offering, Alvey entered into a credit agreement (the "Credit Agreement") for a $30 million revolving credit facility (the "Revolving Credit Facility ") which is guaranteed by Pinnacle, Alvey and by each direct and indirect subsidiary of Alvey. Indebtedness of Alvey under the Credit Agreement is secured by substantially all of the personal property of Alvey and its subsidiaries, all capital stock of Alvey and 100% of the capital stock of its domestic subsidiaries (other than the portion of the shares of capital stock of Busse which are pledged to secure certain non-compete payments). Indebtedness under the Revolving Credit Facility will bear interest at a rate based (at Alvey's option) upon (i) the Base Rate (as defined in the Revolving Credit Facility) plus 1.50% or (ii) the Euro-dollar Rate (as defined in the Revolving Credit Facility) for one, two, three, six or, if available, nine or twelve months, plus 2.5%; provided, however, the interest rate margins are subject to 0.25% reductions in the event Alvey meets certain performance targets. The Revolving Credit Facility is due January 24, 2001. At June 30, 1996, there were no borrowings outstanding under the Revolving Credit Facility.

6.   REINCORPORATION

     Effective January 16, 1996, the Company reincorporated in the State of Delaware under the name Alvey Systems, Inc. The Company historically conducted business as a Missouri corporation under the name Alvey, Inc.

7.   SUPPLEMENTAL BALANCE SHEET INFORMATION

     Accrued expenses include the following (dollars in thousands):

                                                       JUNE 30,     DECEMBER 31,
                                                         1996           1995
                                                      (Unaudited)
                                                       ----------     ----------
     Project expenses                                  $    4,584     $    4,013
     Bonuses, incentives and profit sharing                 7,152          7,507
     Wages and salaries                                     1,261          2,407
     Vacation and other employee costs                      6,847          7,064
     Accrued interest                                       5,047            394
     Plant disposal costs                                     754          1,119
     Other expenses                                         4,675          5,260
                                                       ----------     ----------
                                                       $   30,320     $   27,764
                                                       ----------     ----------
                                                       ----------     ----------

8.   STOCK OPTIONS

     Management employees have received options to purchase Pinnacle common stock which were granted at exercise prices which approximated fair market value of the shares at the dates of grant. Certain of these shares vest based on performance while others vest over a period of employment. The option term expires in periods ranging from eight to ten years subsequent to the grant date. For the period ended June 30, 1996, these options are summarized as follows:

                                                                  SHARES SUBJECT
                                                   AVERAGE PRICE     TO OPTION

          Exercisable at January 1, 1996              $20.53          36,691
          Options granted in 1996                      30.24          58,375
                                                                    --------
          Exercisable at June 30, 1996                 26.49          95,066
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

9.   COMMITMENTS AND CONTINGENCIES

     The Company is involved in various litigation consisting almost entirely of product and general liability claims arising in the normal course of its business. After deduction of a per occurrence self-insured retention, the Company is insured for losses of up to $27 million per year for products and general liability claims. The Company has provided reserves for the estimated cost of the self-insured retention; accordingly, these actions, when ultimately concluded, are not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

GENERAL

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Alvey Systems, Inc. for the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, net sales and categories of expenses, including "Other expense (income),net", as a percentage of net sales.

                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                        JUNE 30,                                JUNE 30,
                                                       (UNAUDITED)                             (UNAUDITED)
                                               1996                1995                1996                1995
                                             -------             -------             -------             -------
Net sales                                      100.0%              100.0%              100.0%              100.0%
Cost of goods sold                              75.7                75.7                75.8                76.3
                                             -------             -------             -------             -------
  Gross profit                                  24.3                24.3                24.2                23.7

Selling, general & administrative
  expenses                                      17.5                17.3                18.2                17.5
Research & development
  expenses                                       1.4                 0.8                 1.1                 0.7
Writeoff of purchased R&D                         -                   -                  7.1                   -
Amortization expense                             0.5                 0.6                 0.5                 0.7
Other expense (income), net                      0.1                (0.1)                0.9                 0.0
                                             -------             -------             -------             -------
  Operating income (loss)                        4.8                 5.6                (3.6)                4.9
Interest expense                                 3.8                 2.4                 3.5                 2.8
                                             -------             -------             -------             -------
  Income (loss) before income
   taxes and extraordinary loss                  1.0                 3.2                (7.1)                2.1
Provision for income taxes                       0.4                 1.6                 0.3                 1.1
                                             -------             -------             -------             -------
Net income (loss) before
  extraordinary loss                             0.6                 1.6                (7.4)                1.1
Extraordinary loss, net                           -                   -                  1.2                  -
                                             -------             -------             -------             -------
Net income (loss)                                0.6%                1.6%               (8.6)%               1.1%
                                             -------             -------             -------             -------
                                             -------             -------             -------             -------

          COMPARISON OF THE QUARTER ENDED JUNE 30, 1996 TO THE QUARTER
                               ENDED JUNE 30, 1995

NET SALES were $83.3 million for the quarter ended June 30, 1996, representing an increase of $11.3 million, or 15.7% over net sales of $72.0 million for the three months ended June 30, 1995. These results represent the third consecutive quarter of record sales. Excluding Weseley, acquired in January 1996, "same store" sales increased 13.4% over the second quarter of 1995. Increases were particularly significant in the system areas of palletizing, depalletizing and warehouse distribution as revenues at these operating units increased approximately 22% over 1995.

NEW ORDER BOOKINGS were $85.4 million for the quarter ended June 30, 1996, representing a significant improvement over the prior three quarters and are the second highest total in Company history. The strongest bookings activity during the quarter was in software and related products. These bookings represent 25% of the total for the quarter compared to 14% for the second quarter of 1995 and only 12% for the entire year of 1995. Second quarter bookings have increased order backlog to $141.5 million which is up $0.4 million above the level at June 30, 1995.

GROSS PROFIT was $20.2 million for the three months ended June 30, 1996, an increase of $2.8 million, or 15.7% over the quarter ended June 30, 1995. Gross margins, as a percentage of sales, were 24.3% for the second quarter of both 1996 and 1995. Approximately $2.4 million of the increase in margins is attributable to the year-over-year growth in "same store" sales, offset in part by a $0.9 million decrease in overall gross margin percentage on such sales. Excess production and project costs were incurred at three of the Company's manufacturing entities due to the construction activities and related capacity issues at two facilities and reorganization activities at the third. These operating issues, coupled with increased sales, required high-cost outsourcing and significant installation premiums to meet production requirements and contractual start-up dates on major projects. Management believes, as explained further below, the additional capacity available in the fourth quarter and the productivity improvements and cycle time reduction initiatives currently in process will provide the opportunity to reduce these excess costs. These additional costs were offset, in part, by significant margin improvements at the software entities. Second quarter results of the software entities reflect a shift in product mix to higher margin license and service fees and away from lower margin hardware.

SELLING, GENERAL AND ADMINISTRATIVE expenses (SG&A) were $14.6 million for the three months ended June 30, 1996, representing an increase of $2.1 million or
16.9% over the quarter ended June 30, 1995.   This increase is primarily
attributable to the first-time inclusion of Weseley; the sales, commissions and expenses related to increased revenues; and the $373,000 of strategic consulting charges and stay bonuses, associated with the acquisition of Weseley, not incurred in 1995. Excluding Weseley, second quarter SG&A increased by $1.3 million or 10.5% over the same period of 1995. Due to the nature of the business, Weseley's SG&A as a percentage of sales is approximately 32 percentage points higher than that of the rest of the Company. As a percentage of sales, "same store" SG&A, which excludes Weseley, decreased 0.5 of a percentage point for the second quarter of 1996 from the same period of 1995.

RESEARCH AND DEVELOPMENT EXPENSES were $1.2 million for the first quarter of 1996, an increase of $618,000 or 109% compared to $566,000 for the first quarter of 1995. Research and development expenses increased primarily as a result of the significant efforts in process at MFA to expand the functionality of its DMplus software to meet the requirements of additional market segments, the addition of Weseley as they continue the development of a client server based suite of software products, the cost to develop equipment at White for specific applications in the meat industry and the development of a new palletizer offering at Alvey.

OPERATING INCOME for the quarter ended June 30, 1996 was $4.0 million, which is the same as reported for the three months ended June 30, 1995. As a percentage of sales, operating income decreased to 4.8% in the quarter ended June 30, 1996 compared to 5.6% for the same period of 1995. This decrease is primarily attributable to the increase in research and development expense, the increase in SG&A and the additional charges to cost of goods resulting from capacity issues and the start-up of new facilities, all as further explained above.

INTEREST EXPENSE increased to $3.2 million for the second quarter of 1996, representing a $1.4 million or 79.8% increase as compared to the $1.8 million for the period ended June 30, 1995. This increase reflects the higher level of borrowings over the same period of 1995 resulting from the issuance of the $100 million Senior Subordinated Notes in January 1996, the higher interest rate on these notes and the $220,000 increase in non-cash charges relating to the amortization of debt issuance cost.

INCOME TAXES on continuing operations were $345,000 for the three months ended June 30, 1996, representing a decrease of $794,000 or 69.7% from the $1.1 million tax expense for the same period of 1995. The difference between the effective tax rate on income before income taxes and extraordinary item and the expected statutory rates is primarily attributable to the non-deductibility of expenses related to the amortization of goodwill.

NET INCOME of $474,000 for the quarter ended June 30, 1996 represents a decrease of $663,000 or 58.3% from the quarter ended June 30, 1995, as a result of the various factors described above.

       COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 TO THE SIX MONTHS
                               ENDED JUNE 30, 1995

NET SALES were $164.1 million for the six months ended June 30, 1996, representing an increase of $25.0 million, or 18.0% over net sales of $139.0 million for the six months ended June 30, 1995. Sales increases were realized at each of the Company's operating subsidiaries with palletizing, depalletizing and warehouse distribution systems showing the largest increases, all at rates above 21%. Excluding Weseley, "same store" sales increased $22.8 million, or 16.4% over the same period of 1995.

NEW ORDER BOOKINGS were $158.9 million for the six months ended June 30, 1996, slightly below the record levels established during the six months ended June 30, 1995. Bookings related to software and associated products are particularly strong and have increased 55% over the same period of 1995.

GROSS PROFIT was $39.7 million for the six months ended June 30, 1996, an increase of $6.7 million, or 20.3% over the six months ended June 30, 1995. As a percentage of sales, gross profit for the first half of 1996 is 24.2%, a
0.5 percentage point increase over the same period in 1995. Excluding the effects of Weseley, gross profit increased $4.9 million or 14.9% and, as a percentage of sales, was 23.4% or 0.3 points below the first half of 1995. Gross profit was adversely affected at three of the Company's manufacturing operations as cost overruns were incurred on a variety of projects due to the cost of outsourcing production and compressed installation schedules attributable to the facilities operating above practical capacity and the implementation of first-time product applications. These overruns were partially offset by productivity and resulting margin gains at the remaining manufacturing entities and significant margin growth resulting from the Company's software products as engineering productivity improved and significant volume increases were realized from higher margin license and service fees.

SELLING, GENERAL AND ADMINISTRATIVE expenses (SG&A) were $29.9 million for the six months ended June 30, 1996, representing an increase of $5.6 million or 23.0% over the six months ended June 30, 1995. As a percentage of sales, SG&A was 18.2% for the first six months of 1996, an increase of 0.7 percentage points over the same period of 1995. Excluding Weseley, where due to the nature of the business SG&A is significantly higher as a percentage of sales, the "same store" increase in SG&A was $4.3 million, an 18% increase, while SG&A as a percentage of sales is 17.6% or 0.1 percentage points above the first six months of 1995. Higher charges for incentive-based annual bonuses and profit sharing have increased 1996 SG&A expenses by $798,000 and 0.5% over 1995 results.

RESEARCH AND DEVELOPMENT EXPENSES were $1.8 million for the first half of 1996, an increase of $819,000 or 81.6% compared to $1.0 million for the same period of 1995. Excluding Weseley, research and development expenses increased $520,000 or 52%. Significant increases were recorded at MFA as they continue to develop and broaden the functionality of their software product, DMplus, at White to develop equipment for specific applications in the meat industry, and the development of a new palletizer at Alvey.

OTHER INCOME/EXPENSE, net was expense of $1.5 million for the six months ended June 30, 1996 compared to expense of $10,000 for the six months ended June 30, 1995. This increase of $1.5 million is primarily attributable to the first quarter termination of a consulting agreement in connection with the refinancing and recapitalization transactions, described below in the section entitled "Liquidity and Capital Resources", which totaled $1.4 million.

OPERATING INCOME for the first six months of 1996 was a loss of $6.0 million. However, excluding non-recurring charges of $13.1 million resulting from the $11.7 million writeoff of purchased research and development costs associated with the acquisition of Weseley (see Note 3 to the unaudited consolidated financial statements for further discussion) and the $1.4 million expense associated with the termination of a consulting agreement, operating income would have been $7.2 million, representing an increase of $377,000 or 5.6 % compared to operating income for the six months ended June 30, 1995. As a percentage of sales, and excluding the non-recurring charges, operating income decreased to 4.4% in the first six months of 1996 compared to 4.9% for the same period of 1995. This decrease is primarily attributable to the increase in SG&A and the increase in research and development expenses, reduced in part by the increase in gross profit margins; all as further explained above.

INTEREST EXPENSE increased to $5.7 million for the first half of 1996, representing a $1.8 million or 47.8% increase as compared to the $3.8 million for the period ended June 30, 1995. This increase reflects the higher level of borrowings resulting from the issuance of the $100 million Senior Subordinated Notes in January 1996, the higher interest rate on these notes and the $340,000 increase in non-cash charges relating to the amortization of debt issuance cost.


INCOME TAXES on continuing operations were $420,000 for the six months ended June 30, 1996, representing a decrease of $1.1 million or 71.6% from the $1.5 million tax expense for the first half of 1995. The significant differences between the effective tax rate on loss before income taxes and extraordinary item and the expected statutory rates are attributable to the non-deductibility of expenses related to the writeoff of purchased research and development and the amortization of goodwill.

EXTRAORDINARY LOSS, net of tax benefit of $1.3 million, was $2.0 million for the six months ended June 30, 1996. This extraordinary loss represents the writeoff of debt issuance cost and related debt prepayment penalties, net of tax, resulting from the early extinguishment of the Company's debt as part of the recapitalization. (See Note 4 to the unaudited consolidated financial statements for further discussion).

NET INCOME was a loss of $14.1 million for the six months ended June 30, 1996, a decrease of $15.5 million from the six months ended June 30, 1995, as a result of the various factors described above.

LIQUIDITY AND CAPITAL RESOURCES

CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES. During the six months ended June 30, 1996, cash used for operating activities was $725,000 compared to cash provided by operations of $1.1 million during the six months ended June 30, 1995. This $1.9 million increase in the use of cash is primarily attributable to an increase in working capital.

CAPITAL EXPENDITURES for the six months ended June 30, 1996 and 1995 were $4.6 million and $1.4 million, respectively. Expenditures during 1996 increased primarily as a result of the facility expansion projects in process at Alvey and Busse. The Company is funding these projects, including purchases of machinery and equipment, through available cash and, if necessary, existing credit facilities. Management anticipates that current year capital expenditures will approximate $12.2 million, including $7.2 million for the two expansion projects, and that 1997 capital expenditures will approximate $7.0 million which includes an additional $1.5 million to complete the purchase of machinery and equipment for the expansion projects.

RESEARCH AND DEVELOPMENT COSTS. As described in Note 3 to the Company's financial statements, approximately $11.7 million of the Weseley purchase price was immediately expensed as purchased research and development in the first quarter of 1996. The purchased research and development relates to the TRACS Version 3.0 product of Weseley. Additionally, approximately $300,000 each was expended for research and development on the TRACS Version 3.0 and MFA's DMplus in the first half of 1996. In addition to the significant investment in software research and development, the Company continues to invest research and development dollars in specific products, such as the next generation bulk palletizer at Busse, a new palletizing and depalletizing product offering at Alvey and new carousel applications at White. These projects and others resulted in expense of approximately $1.2 million in the first six months of 1996. The Company expects to incur between $1.0 million and $1.4 million of additional research and development expenditures in the last half of 1996 in connection with the further development of software products and between $1.2 million and $1.6 million for other products.

ACQUISITIONS. The Company expended $15.0 million, net of cash acquired and excluding professional fees, to acquire Weseley on January 29, 1996. This acquisition was financed primarily with proceeds from the issuance of the $100 million Senior Subordinated Notes. (See Notes 3 and 4 to the unaudited consolidated financial statements for further discussion).

DEBT OFFERING AND RECAPITALIZATION OF PINNACLE. Since the financing transaction which was completed in January 1996, Alvey has had senior bank debt available with NationsBank, N.A. consisting of a $30 million Revolving Credit Facility which matures in 2001. Borrowings under the credit facility initially bear interest at the Base Rate (as defined in the Credit Agreement) plus 1.5% or the Euro-dollar Rate (as defined in the Credit Agreement) plus 2.5%, at Alvey's option, with a step down in rates based upon achieving predefined earnings objectives. Borrowings under the Revolving Credit Facility are guaranteed by Pinnacle, Alvey and subsidiaries of Alvey. At June 30, 1996, there were no
borrowings outstanding under the Revolving Credit Facility.   Pursuant to the
Debt Offering (see Note 4 to the unaudited consolidated financial statements), Alvey has $100 million of Senior Subordinated Notes (Notes) which are due in January 2003. Interest on the Notes is payable semiannually commencing in July 1996.

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

USE OF PROCEEDS. The Company applied the net proceeds of the Debt Offering in the following manner: (i) approximately $46.2 million was used to repay the Company's outstanding senior indebtedness; (ii) approximately $2.3 million was used to repay the Company's outstanding 11.95% Unsecured Subordinated Debt Agreement; (iii) approximately $21.5 million was distributed as a dividend from Alvey to Pinnacle, which, together with the net proceeds from the Preferred Stock Offering, was used by Pinnacle to fund, in part, the cash necessary to buy back certain shares of Pinnacle's outstanding common stock ($23.8 million) and to redeem certain shares of Pinnacle's outstanding preferred stock ($25.3 million); and (iv) approximately $8.9 million will be used for general corporate purposes in 1996. Prepayment penalties of $371,000 were incurred in connection with the repayment of the subordinated debt. In addition, the Company used $15.0 million of the proceeds of the Debt Offering to consummate the Weseley Acquisition in January 1996 and intends to use, if necessary, borrowings under the Revolving Credit Agreement to finance approximately $8.7 million of capital expenditures, of which approximately $7.2 million will be spent in 1996, related to the construction and equipping of two new manufacturing facilities.

ONGOING CASH FLOWS FROM OPERATIONS. Based on its ability to generate funds from operations, the Company believes that it will have sufficient funds available to meet its currently anticipated operating, debt service and capital expenditure requirements with minimal additional borrowings. In addition, the Company expects to continue to evaluate and consider business acquisition candidates, although no acquisitions are pending or contemplated. The Company believes that its funds from operations will be sufficient to meet its short-term capital requirements and that such funds, together with available funds under the Credit Agreement, will be sufficient to meet its capital requirements for the forseeable future. The Company's belief regarding its capital requirements is forward-looking and involves risks and uncertainties that could significantly impact the Company's expected liquidity requirements in the short and long term.

BACKLOG. As of June 30, 1996 the Company had a backlog of $141.5 million, as compared to $141.1 million and $143.9 million as of June 30, 1995 and December 31, 1995, respectively. The Company's backlog is based upon firm customer commitments that are supported by purchase orders, other contractual documents and cash payments. While the level of backlog at any particular time may be an indication of future sales, it is not necessarily indicative of the future operating performance of the Company. Additionally, certain backlog orders may be subject to cancellation in certain circumstances. The Company believes that approximately 95% of orders in backlog at June 30, 1996 will be converted to revenue within one year.

PART II.  OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

         (a)  No reports are required to be filed herewith.

         (b) No Current Reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ALVEY SYSTEMS, INC.


                                       -----------------------------------
Date:  August 13, 1996                 James A. Sharp
                                       Vice President, Finance
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)