Form 10-Q
period 1996-09-30
ALVEY SYSTEMS INC
filed 1996-11-14
CIK 1011066

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934.

For the quarterly period ended September 30, 1996.

      Transition report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934.

For the transition period from                       to
                               ---------------------    -------------------

                        Commission File Number 333-2600

                               ALVEY SYSTEMS, INC.

                         101 S. Hanley Road, Suite 1300
                              St. Louis, MO  63105
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

         Yes   X                       No
             -----                        -----

The number of shares of common stock outstanding at October 31, 1996 was 1,000 shares.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                    Page
                                                                   Number

Part I - Financial Information

   Item 1.  Financial Statements

            Consolidated Statement of Operations -
            three months and nine months ended September 30,
            1996 (Unaudited) and 1995 (Unaudited).                    3

            Consolidated Balance Sheet - September 30, 1996
            (Unaudited) and December 31, 1995                         4

            Consolidated Statement of Cash Flows -
            nine months ended September 30, 1996 (Unaudited)
            and 1995 (Unaudited)                                      5-6

            Consolidated Statement of Net Investment
            of Parent for the nine months ended September 30,
            1996 (Unaudited)                                          7

            Notes to Consolidated Financial Statements                8-12


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations             13-21

Part II - Other Information                                           21

   Item 6.  Exhibits and Reports on Form 8-K                          21

Signature                                                             21

                                ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                                CONSOLIDATED  STATEMENT OF OPERATIONS
                                            (UNAUDITED)
                                      (dollars in thousands)



                                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                                       1996         1995           1996          1995
                                                                    ---------    ---------      ----------    ----------

Net sales                                                          $   79,347   $   68,271     $   243,402   $   207,305
Cost of goods sold                                                     59,338       50,661         183,682       156,693
                                                                    ---------    ---------      ----------    ----------
  Gross profit                                                         20,009       17,610          59,720        50,612

Selling, general and administrative expenses                           14,704       12,518          44,574        36,800
Research and development expenses                                       1,332          289           3,155         1,293
Write-off of purchased research and development costs                     -            -            11,700           -
Amortization expense                                                      421          438           1,259         1,364
Other expense, net                                                         63           33           1,531            43
                                                                    ---------    ---------      ----------    ----------
  Operating income (loss)                                               3,489        4,332          (2,499)       11,112

Interest expense                                                        3,384        1,608           9,057         5,445
                                                                    ---------    ---------      ----------    ----------
Income (loss) before provision for income taxes
  and extraordinary loss                                                  105        2,724         (11,556)        5,667

Provision for income taxes                                                322        1,354             742         2,834
                                                                    ---------    ---------      ----------    ----------
Net income (loss) before extraordinary loss                              (217)       1,370         (12,298)        2,833

Extraordinary loss, net of tax benefits of $1,328                         -            -             1,993           -
                                                                    ---------    ---------      ----------    ----------
Net income (loss)                                                   $    (217)   $   1,370      $  (14,291)   $    2,833
                                                                    ---------    ---------      ----------    ----------
                                                                    ---------    ---------      ----------    ----------



                   See accompanying Notes To Consolidated Financial Statements.

                               ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEET
                                      (dollars in thousands)

                                                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                                                     1996           1995
                                                                                                  (UNAUDITED)
                                                                                                 -------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                       $    1,602     $    3,405
   Receivables:
     Trade (less allowance for doubtful accounts of $809 and  $824, respectively)                      46,792         42,567
     Unbilled and other                                                                                 8,989          6,211
  Accumulated costs and earnings in excess of billings on uncompleted contracts                        13,503          8,317
  Inventories:
     Raw materials                                                                                     13,411         13,966
     Work in process                                                                                    2,936          5,720
   Deferred income taxes                                                                                6,492          4,699
   Prepaid expenses and other assets                                                                    1,807          1,665
                                                                                                   ----------     ----------
       Total current assets                                                                            95,532         86,550

Property, plant and equipment, net                                                                     31,514         25,675
Other assets                                                                                            9,727          6,031
Goodwill, net                                                                                          35,887         32,029
                                                                                                   ----------     ----------

                                                                                                   $  172,660     $  150,285
                                                                                                   ----------     ----------
                                                                                                   ----------     ----------

LIABILITIES, REDEEMABLE PREFERRED STOCK AND NET INVESTMENT OF PARENT
Current liabilities:
  Current portion of long-term debt                                                                $      269     $    6,915
  Accounts payable                                                                                     19,916         24,368
  Accrued expenses                                                                                     30,745         27,764
  Customer deposits                                                                                    10,210         12,107
  Billings in excess of accumulated costs and earnings on uncompleted contracts                        19,138         13,904
  Deferred revenues                                                                                     1,504            899
  Taxes payable                                                                                         1,285            994
                                                                                                   ----------     ----------
     Total current liabilities                                                                         83,067         86,951

Long-term debt                                                                                        101,568         42,460
Other long-term liabilities                                                                             9,341          5,075
Deferred income taxes                                                                                   2,984          4,196

Commitments and contingencies (Notes 3 and 9)

Redeemable preferred stock:
Redeemable preferred stock of $.01 par value per share, authorized 0 and 500,000 shares, respectively:
       Series A Senior Cumulative Exchangeable Preferred Stock of Pinnacle Automation, Inc.,
           0 and 250,000 designated, 0 and 210,770 shares issued, 0 and 210,697
           outstanding, respectively                                                                        -         21,077
       Cumulative Exchangeable Preferred Stock of Pinnacle Automation, Inc., 0 and
           100,000 shares designated, 0 and 62,524 shares issued and outstanding, respectively              -          6,252
       Preferred stock in treasury, 0 and 73 Series A Senior Cumulative Stock of Pinnacle
           Automation, Inc.                                                                                 -             (7)
                                                                                                   ----------     ----------
            Total redeemable preferred stock                                                                0         27,322

Net investment of Parent                                                                              (24,300)       (15,719)
                                                                                                   ----------     ----------

                                                                                                   $  172,660     $  150,285
                                                                                                   ----------     ----------
                                                                                                   ----------     ----------

                     See accompanying Notes to Consolidated Financial Statements

                                 ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (UNAUDITED)
                                        (dollars in thousands)


                                                                     NINE MONTHS ENDED SEPTEMBER 30,

                                                                          1996             1995
                                                                      -----------      ----------
OPERATING ACTIVITIES:
  Net income (loss)                                                   $   (14,291)     $    2,833
  Adjustments to reconcile net income (loss) to
    net cash provided by (used for) operating activities:
      Depreciation and software amortization                                2,572           2,146
      Amortization                                                          1,259           1,364
      Write-off of purchased research and development costs                11,700             -
      Deferred taxes, net of effect of acquisitions                        (1,748)          1,638
      Reduction of unamortized debt issue costs
       included in extraordinary loss                                       2,963             -
      (Increase) decrease in current assets, excluding
       effect of acquisitions:
       Receivables                                                         (6,674)         (1,993)
       Accumulated costs and earnings in excess of
        billings on uncompleted contracts                                  (5,186)         (4,636)
       Inventories                                                          3,339          (1,099)
       Other assets                                                         1,005            (661)
     (Decrease) increase in current liabilities,
       excluding effect of acquisitions:
       Accounts payable                                                    (4,544)         (1,935)
       Accrued expenses                                                     2,798           2,874
       Customer deposits                                                   (1,897)          5,933
       Billings in excess of accumulated costs and
        earnings on uncompleted contracts                                   5,234           4,851
       Deferred revenues                                                     (285)           (472)
       Taxes payable                                                          291             751
       Other liabilities                                                    2,244            (399)
                                                                      -----------      ----------

         Net cash provided by (used for) operating activities              (1,220)         11,195
                                                                      -----------      ----------

INVESTING ACTIVITIES:
  Acquisition of Weseley, net of cash acquired of $28                     (14,972)            -
  Payments for agreements not to compete                                     (150)           (150)
  Cash payments to dispose of Lewiston                                       (454)         (2,754)
  Software development costs                                                 (237)           (368)
  Additions to property, plant and equipment, net                          (7,900)         (2,112)
                                                                      -----------      ----------

         Net cash used for investing activities                           (23,713)         (5,384)
                                                                      -----------      ----------



                                             (CONTINUED)

                    See accompanying Notes To Consolidated Financial Statements.

                                 ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                             (UNAUDITED)
                                       (dollars in thousands)


                                                                               NINE MONTHS ENDED SEPTEMBER 30,

                                                                                 1996              1995
                                                                              ----------        ----------
FINANCING ACTIVITIES:
  Proceeds of borrowings                                                         112,119            26,035
  Payments of debt and capital leases                                            (59,657)          (31,451)
  Redemption of preferred stock                                                  (27,600)              -
  Investment of Parent                                                             5,981                41
  Payments of debt issuance costs                                                 (7,713)              -
  Treasury preferred stock issuances                                                 -                  35
                                                                             -----------        ----------

      Net cash provided by (used for) financing activities                        23,130            (5,340)
                                                                             -----------        ----------

  Net increase (decrease) in cash and cash equivalents                            (1,803)              471

  Cash and cash equivalents, beginning of period                                   3,405             2,580
                                                                             -----------        ----------

  Cash and cash equivalents, end of period                                   $     1,602        $    3,051
                                                                             -----------        ----------
                                                                             -----------        ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest on financings                                                   $     6,646        $    5,507
    Income taxes                                                                     871               445


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

   Alvey Systems, Inc. purchased Weseley Software Development Corp.
   in January 1996. In conjunction with the acquisition, liabilities were assumed as follows:

      Fair value of assets acquired                                          $    12,668
      Fair value assigned to goodwill                                              4,841
      Cash paid concurrent with the acquisition,
       excluding cash acquired                                                   (14,972)
                                                                             -----------
      Liabilities assumed                                                    $     2,537
                                                                             -----------
                                                                             -----------



                    See accompanying Notes To Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF NET INVESTMENT OF PARENT
                                   (UNAUDITED)
                             (dollars in thousands)


FOR THE NINE MONTHS ENDED                                    NET INVESTMENT
SEPTEMBER 30, 1996                                              OF PARENT


Balance December 31, 1995                                        $  (15,719)
    Net loss                                                        (14,291)
    Net investment of Parent                                          5,981
    Preferred stock dividend declared                                  (271)
                                                                 -----------
Balance September 30, 1996                                       $  (24,300)
                                                                 -----------
                                                                 -----------











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

2.  PRINCIPLES OF CONSOLIDATION, EARNINGS PER SHARE INFORMATION

    Alvey is a wholly-owned subsidiary of Pinnacle Automation, Inc. ("Pinnacle" or "Parent"). Pinnacle has no operations and no assets other than its investment in Alvey. The financial statements of the Company include the accounts of Alvey and Alvey's direct and indirect wholly-owned subsidiaries: McHugh Freeman & Associates, Inc. ("MFA"), Busse Bros., Inc. ("Busse"), The Buschman Company ("Buschman"), White Systems, Inc., formerly White Storage & Retrieval Systems, Inc. ("White"), Pinnacle Automation Canada, Inc. and Weseley Software Development Corp. ("Weseley"). All significant intercompany transactions, which primarily consist of sales, have been eliminated.

    Given the historical organization and capital structure of the Company, earnings per share information is not considered meaningful or relevant and has not been presented in the accompanying unaudited consolidated financial statements or notes thereto.

3.  ACQUISITIONS

    On January 29, 1996, Pinnacle, Alvey and MFA purchased all of the outstanding capital stock of Weseley for a purchase price of $15 million in cash. The acquisition was financed with a portion of the proceeds of the Debt Offering (as defined in Note 4). In addition, subject to the continued employment of the former principal shareholder of Weseley and other conditions, certain employees of Weseley have an opportunity to earn stay bonuses in the aggregate of $625,000 per year for each of eight years. Additional incentive compensation up to an aggregate maximum of $13 million will be charged to income when such amounts can be determined and payment thereof is deemed probable.

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

                            PRO FORMA INFORMATION
                               (in thousands)

                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30,

                                                         (UNAUDITED)
                                                   -------------------------
                                                     1996            1995
                                                   ----------       --------
Net sales                                           $243,587        $209,852
Net income (loss) before extraordinary item             (792)          1,590
Net income (loss)                                     (2,785)          1,590



The pro forma results set forth above for the nine months ended September 30, 1996 and 1995 include actual results of Weseley for the periods prior to and since the date of acquisition and certain pro forma adjustments. Based on the results of an independent appraisal, $11.7 million of the Weseley purchase price was allocated to purchased research and development costs at the date of acquisition and was recorded as research and development expense in Alvey's consolidated statement of operations during the first quarter of 1996. This research and development expense has been excluded from the pro forma statement of operations as it represents a non-recurring charge to income which resulted directly from the Weseley acquisition. Additional goodwill amortization resulting from the Weseley purchase price allocation is incorporated and is being amortized over a period of 10 years.

4.  DEBT OFFERING AND RECAPITALIZATION OF PINNACLE
    On January 24, 1996, Alvey issued and sold $100 million of 11 3/8% Senior Subordinated Notes due 2003 (the "Debt Offering"). The proceeds of the
    Debt Offering were used to repay all of Alvey's outstanding senior indebtedness and certain other indebtedness, fund the acquisition of Weseley, pay transaction fees, fund a dividend to Pinnacle of $21.5 million and provide working capital for the ongoing operations of Alvey. As a result of the repayment of the outstanding senior indebtedness, the Company recorded an extraordinary loss of approximately $2.0 million representing the write-off of related debt issuance costs and debt repayment penalties, net of tax. In accordance with the terms of the Debt Offering, Alvey filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the 11 3/8% Senior Subordinated Notes for a new issue of debt securities of Alvey registered under the Securities Act of 1933 with terms substantially identical to those of the 11 3/8% Senior
    Subordinated Notes.   Such registration statement was declared effective on
    May 9, 1996 and the exchange of $100 million in principal amount of the original notes for $100 million in principal amount of registered notes was completed on June 11, 1996. In addition, concurrent with the consummation of the Debt Offering, Pinnacle sold preferred stock and warrants to purchase its common stock to an investor group for $30 million in cash proceeds (the "Preferred Stock Offering"). The proceeds of the Preferred Stock Offering, together with the dividend from Alvey to Pinnacle, were used to buy back certain shares of Pinnacle's outstanding common stock and to redeem certain shares of its outstanding preferred stock which had been pushed down to Alvey's consolidated financial statements. The preferred stock and warrants from the Preferred Stock Offering have not been pushed down to Alvey's consolidated financial statements as such preferred stock and warrants are not exchangeable into securities of Alvey. While Alvey has not guaranteed, nor is it contingently obligated with respect to the preferred stock and warrants issued in the Preferred Stock Offering, Pinnacle has no financial resources, other than from Alvey and Alvey's operating subsidiaries, to satisfy cash requirements relative to these shares.

5.  REVOLVING CREDIT FACILITY
    Concurrently with the consummation of the Debt Offering, Alvey entered into a credit agreement (the "Credit Agreement") for a $30 million revolving credit facility (the "Revolving Credit Facility ") which is guaranteed by Pinnacle and each direct and indirect subsidiary of Alvey.
    Indebtedness of Alvey under the Credit Agreement is secured by substantially all of the personal property of Alvey and its subsidiaries, all capital stock of Alvey and 100% of the capital stock of its domestic subsidiaries (other than the portion of the shares of capital stock of Busse which are pledged to secure certain non-compete payments). Indebtedness under the Revolving Credit Facility bears interest at a rate based upon, at Alvey's option, (i) the Base Rate (as defined in the Revolving Credit Facility) plus 1.50% or (ii) the Euro-dollar Rate (as defined in the Revolving Credit Facility) for one, two, three, six or, if available, nine or twelve months, plus 2.5%; provided, however, the interest rate margins are subject to 0.25% reductions in the event Alvey meets certain performance targets. The Revolving Credit Facility expires January 24, 2001. At September 30, 1996, borrowings outstanding under the Revolving Credit Facility totaled $1.0 million.

6.  REINCORPORATION
    Effective January 16, 1996, the Company reincorporated in the State of Delaware under the name Alvey Systems, Inc. The Company historically conducted business as a Missouri corporation under the name Alvey, Inc.

7.  SUPPLEMENTAL BALANCE SHEET INFORMATION
    Accrued expenses include the following (dollars in thousands):

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      1996              1995
                                                   (Unaudited)
                                                  -------------     ------------
    Project expenses                                 $ 5,152          $ 4,013
    Bonuses, incentives and profit sharing             9,171            7,507
    Wages and salaries                                 2,323            2,407
    Vacation and other employee costs                  7,517            7,064
    Accrued interest                                   2,111              431
    Plant disposal costs                                 665            1,119
    Other expenses                                     3,806            5,223
                                                  -------------     ------------
                                                     $30,745          $27,764
                                                  -------------     ------------
                                                  -------------     ------------


8.  STOCK OPTIONS

    Certain management employees have been granted options to purchase Pinnacle common stock at exercise prices that approximated fair market value of the shares at the dates of grant. Certain of these shares vest based on performance while others vest over a period of employment. Option terms expire in periods ranging from eight to ten years subsequent to the grant date. For the period ended September 30, 1996, these options are summarized as follows:

                                                               SHARES SUBJECT
                                              AVERAGE PRICE      TO OPTION

         Granted at January 1, 1996                $20.53           36,691

         Options granted in 1996                    29.07           65,875
                                                                ----------
         Granted at September 30, 1996              26.01          102,566
                                                                ----------
                                                                ----------

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

9.  COMMITMENTS AND CONTINGENCIES
    The Company is involved in various litigation consisting almost entirely of product and general liability claims arising in the normal course of its business. After deduction of a per occurrence self-insured retention, the Company is insured for losses of up to $27 million per year for product and general liability claims. The Company has provided reserves for the estimated cost of the self-insured retention; accordingly, these actions, when ultimately concluded, are not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

    At December 31, 1995, Alvey had two agreements with related parties under which Alvey received investment banking and other consulting services. These agreements were to terminate in the years 2000 and 2002, respectively. The agreements required annual payments by Alvey totaling $500,000 plus out-of-pocket expenses. In addition, Alvey was required to pay an aggregate 2% investment banking fee on the total amount of consideration paid or received through a merger, consolidation or sale of more than 10% of Alvey's assets or outstanding securities, or the acquisition of assets or stock of another company. In January 1996, concurrent with the Debt Offering, (see Note 4), these agreements were terminated at a cost of $1.4 million. Effective January 24, 1996, Pinnacle established consulting agreements with two related parties whereby the Company is obligated to make annual payments of $350,000 plus expenses, and one contract provides for annual increases of up to 3%. Additionally, the Company is obligated to compensate one related party for certain merger, acquisition and financing transactions. Costs of these agreements, including the termination fee, are included in other expense, net in the accompanying financial statements.

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

GENERAL

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Alvey Systems, Inc. for the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, net sales and categories of expenses, including "Other expense, net", as a percentage of net sales.


                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                              (unaudited)             (unaudited)
                                           1996        1995        1996        1995
                                         --------    --------    --------    --------
Net sales                                  100.0%      100.0%      100.0%      100.0%
Cost of goods sold                          74.8        74.2        75.5        75.6
                                         --------    --------    --------    --------
  Gross profit                              25.2        25.8        24.5        24.4

Selling, general & administrative
  expenses                                  18.5        18.3        18.3        17.8
Research & development
  expenses                                   1.7         0.4         1.3         0.6
Write-off of purchased R&D                   --          --          4.8         --
Amortization expense                         0.5         0.7         0.5         0.7
Other expense, net                           0.1         0.0         0.6         0.0
                                         --------    --------    --------    --------
  Operating income (loss)                    4.4         6.4        (1.0)        5.3
Interest expense                             4.3         2.4         3.7         2.6
                                         --------    --------    --------    --------
  Income (loss) before income
    taxes and extraordinary loss             0.1         4.0        (4.7)        2.7
Provision for income taxes                   0.4         2.0         0.3         1.3
                                         --------    --------    --------    --------
Net income (loss) before
  extraordinary loss                        (0.3)        2.0        (5.0)        1.4
Extraordinary loss, net                      --          --          0.8         --
                                         --------    --------    --------    --------
  Net income (loss)                         (0.3)%       2.0%       (5.8)%       1.4%
                                         --------    --------    --------    --------
                                         --------    --------    --------    --------


         COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1996 TO THE QUARTER
                            ENDED SEPTEMBER 30, 1995

NET SALES were $79.3 million for the quarter ended September 30, 1996, representing an increase of $11.1 million, or 16.2% over net sales of $68.3 million for the three months ended September 30, 1995. Excluding Weseley, acquired in January 1996, "same store" sales increased 13.5% over the third quarter of 1995. Increases were particularly significant in the areas of palletizing and warehouse management systems as revenues at these operating units increased 18% over third quarter 1995 levels.

NEW ORDER BOOKINGS were $93.0 million for the quarter ended September 30, 1996, representing the highest level of bookings over the previous four quarters and the second highest quarterly total in Company history. The strongest bookings activity during the quarter was in distribution systems, representing an increase of 36.9% as compared to the third quarter of 1995 and accounting for 30% of total bookings for the quarter. Third quarter bookings have increased order backlog to $154.3 million which is up $6.5 million or 4.4% above the level at September 30, 1995.

GROSS PROFIT was $20.0 million for the three months ended September 30, 1996, an increase of $2.4 million, or 13.6% over the quarter ended September 30, 1995. Gross margins, as a percentage of sales, were 25.2% for the third quarter of 1996, down 0.6 points from the third quarter of 1995. Approximately $1.0 million of the increase in gross profit margins is attributable to the year-over-year growth in "same store" sales with the balance primarily attributable to the inclusion of Weseley. Excess production and project costs were incurred at three of the Company's manufacturing entities. Significant second quarter demands over-burdened manufacturing and engineering resources requiring outsourcing of production and utilization of temporary facilities. These factors ultimately resulted in third quarter shipping and project commissioning delays. New facilities have been brought on-line which in turn has enabled the Company to greatly reduce outsourcing and eliminate the use of temporary facilities. These excess costs were offset, in part, by significant margin improvements in the delivery of warehouse management and distribution systems. Third quarter results of the software entities reflect a shift in product mix to higher margin license and service revenues and away from lower margin hardware sales. Distribution systems profitability has improved due to continuing engineering and manufacturing efficiency gains and favorable project execution.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) were $14.7 million for the three months ended September 30, 1996, representing an increase of $2.2
million or 17.5% over the quarter ended September 30, 1995.   This increase
is primarily attributable to the first-time inclusion of Weseley; the payroll, commissions and expenses related to increased revenues; the incurrence of strategic consulting fees; and stay bonuses associated with the acquisition of Weseley, not incurred in 1995. Excluding Weseley, third quarter SG&A increased by $1.3 million or 10.7% over the same period of 1995. Due to the nature of its business, Weseley's SG&A as a percentage of sales is approximately 30 percentage points higher than that of the rest of the Company. As a percentage of sales, "same store" SG&A which excludes Weseley, decreased 0.4 percentage points for the third quarter of 1996 from the same period of 1995. SG&A decreased, as a percentage of sales, due to significant sales growth in the areas of major systems and through dealers where selling costs are lower per revenue dollar.

RESEARCH AND DEVELOPMENT EXPENSES were $1.3 million for the third quarter of 1996, an increase of $1.0 million compared to $289,000 for the third quarter of 1995. Research and development expenses increased primarily as a result of the significant efforts in process at MFA to expand the functionality of its DMPLUS software to meet the requirements of additional market segments, the addition of Weseley as it continues the development of a client server based suite of software products, the cost of developing new equipment and product improvements at Buschman and the development of a new palletizer offering at Busse.

OPERATING INCOME for the quarter ended September 30, 1996 was $3.5 million, compared to $4.3 million for the three months ended September 30, 1995. As a percentage of sales, operating income decreased to 4.4% in the quarter ended September 30, 1996 compared to 6.4% for the same period of 1995. This decrease is primarily attributable to the increase in research and development expense, the increase in SG&A and the decrease in gross profit as a percentage of sales caused by the additional charges to cost of goods resulting from the excess production and product costs, all as further explained above.

INTEREST EXPENSE increased to $3.4 million for the third quarter of 1996, representing a $1.8 million or 110.4% increase as compared to $1.6 million for the quarter ended September 30, 1995. This increase reflects the higher level of borrowings compared to the same period of 1995 resulting from the issuance of the $100 million Senior Subordinated Notes in January 1996, interest expense on these notes and the $250,000 increase in non-cash charges relating to the amortization of debt issuance cost.

INCOME TAXES on continuing operations were $322,000 for the three months ended September 30, 1996, representing a decrease of $1.0 million or 76.2% from the $1.4 million tax expense for the same period of 1995. The difference between the effective tax rate on income before income taxes and extraordinary item and the expected statutory rates is primarily attributable to the non-deductibility of expenses related to the amortization of goodwill.

NET INCOME (LOSS) was ($217,000) for the quarter ended September 30, 1996, representing a decrease of $1.6 million or 115.8% from the quarter ended September 30, 1995. This decrease is a result of the various factors described above.

  COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO THE NINE
                        MONTHS ENDED SEPTEMBER 30, 1995

NET SALES were $243.4 million for the nine months ended September 30, 1996, representing an increase of $36.1 million, or 17.4%, over net sales of $207.3 million for the nine months ended September 30, 1995. Excluding Weseley, "same store" sales increased $32.0 million, or 15.4% over the same period of 1995. Sales increases were realized at each of the Company's operating subsidiaries with palletizing, depalletizing and distribution systems recording the largest increases.

NEW ORDER BOOKINGS were $251.9 million for the nine months ended September 30, 1996 representing a 3.7% increase over the record levels established by the Company during the nine months ended September 30, 1995. Bookings related to warehouse management systems and associated products were particularly strong and have increased 27.3% over the same period of 1995. Additionally, distribution systems and related product bookings exceeded 1995 levels by 11.4%.

GROSS PROFIT was $59.7 million for the nine months ended September 30, 1996, an increase of $9.1 million, or 18.0% over the nine months ended September 30, 1995. As a percentage of sales, gross margin for the first nine months of 1996 was 24.5%, a 0.1 percentage point increase over the same period in 1995. Excluding the effects of Weseley, gross profit increased $5.9 million or 11.6% and, as a percentage of sales, was 23.6% or 0.8 points below the first nine months of 1995. Gross profit was adversely affected at three of the Company's manufacturing operations. Project overruns were incurred due to the cost of outsourcing production, the use of temporary facilities and the implementation of first-time product applications. These overruns were partially offset by engineering and manufacturing productivity gains at the remaining manufacturing entity. Additionally, the Company's software products produced significant margin growth as engineering productivity improved and significant volume increases were realized from higher margin license and service fees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) were $44.6 million for the nine months ended September 30, 1996, representing an increase of $7.8 million or 21.1% over the nine months ended September 30, 1995. As a percentage of sales, SG&A was 18.3% for the first nine months of 1996, an increase of 0.5 percentage points over the same period of 1995. Excluding Weseley, where due to the nature of its business SG&A is significantly higher as a percentage of sales, the "same store" increase in SG&A was $5.6 million, or a 15.2% increase over the same period of 1995. As a percentage of sales, "same store" SG&A was 17.7% or 0.1 point lower than the first nine months of 1995.

RESEARCH AND DEVELOPMENT EXPENSES were $3.2 million for the first nine months of 1996, an increase of $1.9 million or 144.0% compared to $1.3 million for the same period of 1995. Of this increase, $599,000 is attributable to the inclusion of Weseley in 1996. Significant increases were recorded (i) at MFA as it continues to develop and broaden the functionality of its software product, DMPLUS, (ii) at White as it develops equipment for specific applications in the meat industry, and (iii) at Busse for the development of new palletizer and depalletizer offerings.

OTHER EXPENSE, NET was $1.5 million for the nine months ended September 30, 1996 compared to $43,000 for the nine months ended September 30, 1995. This increase of $1.5 million is primarily attributable to the first quarter termination of a consulting agreement in connection with the refinancing and recapitalization transactions, described below in the section entitled "Liquidity and Capital Resources".

OPERATING INCOME for the first nine months of 1996 was a loss of $2.5 million. However, excluding non-recurring charges of $13.1 million resulting from the $11.7 million write-off of purchased research and development costs associated with the acquisition of Weseley (see Note 3 to the unaudited consolidated financial statements for further discussion) and the $1.4 million expense associated with the termination of a consulting agreement, operating income would have been $10.6 million, representing a decrease of $466,000 compared to operating income for the nine months ended September 30, 1995. As a percentage of sales, and excluding the non-recurring charges, operating income decreased to 4.4% in the first nine months of 1996 compared to 5.4% for the same period of 1995. This decrease is primarily attributable to the increases in SG&A and R&D as noted above.

INTEREST EXPENSE increased to $9.1 million for the first nine months of 1996, representing a $3.6 million or 66.3% increase as compared to $5.4 million for the period ended September 30, 1995. This increase reflects the higher level of borrowings resulting from the issuance of the $100 million Senior Subordinated Notes in January 1996, interest expense on these notes and the $590,000 increase in non-cash charges relating to the amortization of debt issuance cost.

INCOME TAXES on continuing operations were $742,000 for the nine months ended September 30, 1996, representing a decrease of $2.1 million or 73.8% from $2.8 million of tax expense for the first nine months of 1995. The significant differences between the effective tax rate on loss before income taxes and extraordinary item and the expected statutory rates are primarily attributable to the non-deductibility of expenses related to the write-off of purchased research and development and the amortization of goodwill.

EXTRAORDINARY LOSS, NET of tax benefit of $1.3 million, was $2.0 million for the nine months ended September 30, 1996. This extraordinary loss represents the write-off of debt issuance cost and related debt prepayment penalties, net of tax, resulting from the early extinguishment of the Company's debt as part of the recapitalization. (See Note 4 to the unaudited consolidated financial statements for further discussion).

NET INCOME (LOSS) was a loss of $14.3 million for the nine months ended September 30, 1996, a decrease of $17.1 million from the nine months ended September 30, 1995. Excluding non-recurring charges and the extraordinary loss, net income was $847,000, a $2.0 million decrease from the same period of 1995. This decrease results from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES. During the nine months ended September 30, 1996, cash used by operating activities was $1.2 million compared to cash provided by operating activities of $11.2 million during the nine months ended September 30, 1995. This $12.4 million increase in the use of cash is primarily attributable to an increase in working capital of approximately $10.3 million resulting from an overall increase in sales volume and less aggressive billing terms combined with lower earnings before non-cash charges.

CAPITAL EXPENDITURES for the nine months ended September 30, 1996 and 1995 were $7.9 million and $2.1 million, respectively. Expenditures during 1996 increased primarily as a result of the facility expansion projects in process at Alvey and Busse. The Company is funding these projects, including purchases of machinery and equipment, through available cash and, if necessary, existing credit facilities. Management anticipates that current year capital expenditures will approximate $12.2 million, including $7.2 million for the two expansion projects, and that 1997 capital expenditures will approximate $7.0 million, which includes $1.5 million to complete the purchase of machinery and equipment for the expansion projects.

RESEARCH AND DEVELOPMENT COSTS. As described in Note 3 to the Company's unaudited consolidated financial statements, approximately $11.7 million of the Weseley purchase price was immediately expensed as purchased research and development in the first quarter of 1996. The purchased research and development relates to the TRACS Version 3.0 product of Weseley. Additionally, approximately $599,000 and $714,000 was expended for research and development on the TRACS Version 3.0 and MFA's DMPLUS, respectively, in the first nine months of 1996. In addition to the significant investment in software research and development, the Company continues to invest research and development dollars in specific products, such as the next generation bulk palletizer at Busse, new palletizing product offerings at Alvey, conveyor equipment development at Buschman and new carousel applications at White. These projects and others resulted in an expense of approximately $3.2 million in the first nine months of 1996. The Company expects to incur between $700,000 and $1.0 million of additional research and development expenditures in the last quarter of 1996 in connection with the further development of software products and between $600,000 and $900,000 for other products.

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

Borrowings under the credit facility initially bear interest at the Base Rate (as defined in the Credit Agreement) plus 1.5% or the Euro-dollar Rate (as defined in the Credit Agreement) plus 2.5%, at Alvey's option, with a step down in rates based upon achieving predefined earnings objectives.
Borrowings under the Revolving Credit Facility are guaranteed by Pinnacle and Alvey's subsidiaries. At September 30, 1996, there were $1.0 million of borrowings outstanding under the Revolving Credit Facility. Pursuant to the Debt Offering (see Note 4 to the unaudited consolidated financial statements), Alvey has $100 million of Senior Subordinated Notes (Notes) which are due in January 2003. Interest on the Notes, which is payable semiannually, commenced in July 1996.

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

USE OF PROCEEDS. The Company applied the net proceeds of the Debt Offering in the following manner: (i) approximately $46.2 million was used to repay the Company's outstanding senior indebtedness; (ii) approximately $2.3 million was used to repay the Company's outstanding 11.95% Unsecured Subordinated Notes; (iii) approximately $21.5 million was distributed as a dividend from Alvey to Pinnacle, which, together with the net proceeds from the Preferred Stock Offering, was used by Pinnacle to fund, in part, the cash necessary to buy back certain shares of Pinnacle's outstanding common stock ($23.8 million) and to redeem certain shares of Pinnacle's outstanding preferred stock ($25.3 million); and (iv) approximately $8.9 million was used for general corporate purposes in 1996. Prepayment penalties of $371,000 were incurred in connection with the repayment of the subordinated debt. In addition, the Company used $15.0 million of the proceeds of the Debt Offering to consummate the Weseley Acquisition in January 1996 and intends to use, if necessary, borrowings under the Revolving Credit Agreement to finance approximately $8.7 million of capital expenditures, of which approximately $7.2 million will be spent in 1996, related to the construction and equipping of two new manufacturing facilities.

ONGOING CASH FLOWS FROM OPERATIONS. Based on its ability to generate funds from operations, the Company believes that it will have sufficient funds available to meet its currently anticipated operating, debt service and capital expenditure requirements with minimal additional borrowings. In addition, the Company expects to continue to evaluate and consider business acquisition candidates, although no significant acquisitions are pending or contemplated. The Company believes that its funds from operations will be sufficient to meet its short-term capital requirements and that such funds, together with available funds under the Credit Agreement, will be sufficient to meet its capital requirements for the foreseeable future. The Company's belief regarding its capital requirements is forward-looking and involves risks and uncertainties that could significantly impact the Company's expected liquidity requirements in the short and long term.

BACKLOG. As of September 30, 1996 the Company had a backlog of $154.3 million, as compared to $147.8 million and $143.9 million as of September 30, 1995 and December 31, 1995, respectively. The Company's backlog is based upon firm customer commitments that are supported by purchase orders, other contractual documents and cash payments. While the level of backlog at any particular time may be an indication of future sales, it is not necessarily indicative of the future operating performance of the Company. Additionally, certain backlog orders may be subject to cancellation in certain circumstances. The Company believes that approximately 95% of orders in backlog at September 30, 1996 will be converted to revenue within one year.





PART II.  OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

  (a)  No reports are required to be filed herewith.
  (b) No Current Reports on Form 8-K were filed during the quarter ended September 30, 1996.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALVEY SYSTEMS, INC.




                                   ----------------------------------
Date:  November 11, 1996           James A. Sharp
                                   Vice President, Finance
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)