Form 10-K405
period 1996-12-31
ALVEY SYSTEMS INC
filed 1997-03-31
CIK 1011066

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from             to
                                        -----------    -------------

Commission file number 333-2600

                                 ALVEY SYSTEMS, INC.
                (Exact name of Registrant as specified in its charter)

              Delaware                           43-0157210
    (State or other jurisdiction of    (I.R.S. Employer Identification
     incorporation or organization)     Number)

    101 S. Hanley Street, Suite 1300
         St. Louis, Missouri                        63105
 (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (314) 863-5776

Securities registered pursuant to Section 12(b) of the Act:


                                                 Name of Each Exchange
    Title of Each Class                          on Which Registered
    -------------------                          -------------------

         None                                              None

Securities registered pursuant to Section 12(g) of the Act:

                                         None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No

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

         The number of shares of Common Stock outstanding on March 25, 1997 was 1,000 shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

         See Exhibit Index.

PART 1....................................................................  1

ITEM 1.   BUSINESS........................................................  1
ITEM 2.   PROPERTIES...................................................... 11
ITEM 3.   LEGAL PROCEEDINGS............................................... 12
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............. 12

PART II................................................................... 12

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.............................................. 12
ITEM 6.  SELECTED FINANCIAL DATA.......................................... 13
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............................. 15
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 25
ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.............................. 25

PART III.................................................................. 25

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............... 25
ITEM 11. EXECUTIVE COMPENSATION........................................... 28
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT....................................................... 30
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 30

PART IV................................................................... 33

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K......................................................... 33

SIGNATURES

                                        PART I
ITEM 1.  BUSINESS

OVERVIEW

              Alvey Systems, Inc., a Delaware corporation ("Alvey", or the "Company") and a wholly-owned subsidiary of Pinnacle Automation, Inc., a Delaware corporation ("Pinnacle"), together with its six operating subsidiaries, is a materials handling and information systems company which produces equipment and related software and controls that enable manufacturers, wholesalers, distributors and retailers to operate their manufacturing plants, distribution centers and warehouses more efficiently. In connection with providing equipment and software, the Company's engineers and sales force work closely with its customers to analyze their specific manufacturing, distribution and warehousing needs and to design customized systems that improve efficiency and reduce costs. As a full-service provider of materials and information handling products and information services, the Company is uniquely positioned to offer to its customers integrated systems comprised of combinations of equipment, software and controls. The Company believes that its ability to offer both engineering design services as well as the equipment and related software necessary to implement integrated solutions to materials handling needs provides a distinct competitive advantage.

              The Company manufactures a broad range of materials handling equipment such as palletizers, depalletizers, conveyors, carousels and sorters which automate the physical acts of loading, unloading, sorting and transporting raw materials and finished products. In addition to moving materials, the Company's integrated systems incorporate advanced software and controls developed by the Company to collect data, process information and provide real-time feedback with respect to equipment performance and materials processing. While a significant portion of the Company's revenues are attributable to the manufacture and sale of equipment, approximately 53% of total revenues result from product support functions and non-manufactured products delivered in connection with sales of the Company's equipment. Such revenues are generated from engineering, software license fees, computer support services, systems and equipment maintenance, computer hardware and peripheral equipment, and the integration and installation of these products.

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

              The Company's sales have increased from $72.3 million in 1989 to $331.2 million for the year ended December 31, 1996. The principal factors contributing to the Company's rapid growth in sales and operating performance include, in their order of importance, new product offerings and management initiatives, and acquisitions of complementary businesses. EBITDA (See Item 6. "Selected Financial Data" for definition) has increased from $4.2 million in 1989 to $13.1 million for the year ended December 31, 1996. As of December 31, 1996, the Company's backlog was $136.1 million.

PRODUCTS

              The Company believes that each of its operating entities is a leading supplier in its principal markets. The Company operates through the entities described below. (Insignificant entities have not been included in discussions throughout this document.)

              ALVEY SYSTEMS, INC.: Alvey manufactures and sells case palletizers and depalletizers, case and pallet conveyors, related custom products and software and controls which are sold to end users by a nationwide network of direct sales personnel and independent representatives. Palletizers are large machines, operated by programmable controls, that receive packaged products (typically case goods) from a conveyor delivery system and deliver them to a pallet conveyor take away system. The palletizer sequentially arranges individual packages and groups them into rows and layers to form predetermined patterns which are stacked onto a pallet or into a unit load, producing a stable cube for efficient handling and shipping. Depalletizers unload palletized products for further handling in the distribution process. Conveyor systems are used to move products from one location to another and can be designed to sort, feed or perform a number of different applications. Alvey primarily serves the consumer products segment of the materials handling market that focuses on manufacturers of food, beverages, paper, soap and other consumer products.

              Alvey's annual net sales have increased 201% since its acquisition by Pinnacle in August 1988 and currently represent approximately 38% of the Company's total net sales. The Company believes that this increased revenue is principally attributable to management's initiatives which include the development and introduction of new or improved products. Management's primary initiative to increase revenues at Alvey was to assemble experienced and highly qualified sales and marketing personnel and develop the necessary products to support their efforts. Management believed this would provide Alvey the means to further penetrate its traditional manufacturing market and provide the sales and consulting expertise to become a significant competitor in the more rapidly growing warehousing and distribution segment of the materials handling market. To fully support marketing efforts, Alvey found it necessary to re-engineer many of its conveyor products and develop new equipment such as the case depalletizer used primarily in warehouse applications. In addition, the engineering and manufacturing managers recruited subsequent to 1988 brought new ideas and processes which have resulted in a complete redesign of Alvey's entire palletizer and pallet conveyor product lines. With the acquisition of Buschman in 1992, responsibility for marketing major systems to the warehouse and distribution market segments was shifted from Alvey to Buschman, and a number of senior marketing managers were transferred to Buschman. This shift of responsibilities and transfer of personnel has resulted in lower sales growth at Alvey, while increasing Buschman's sales growth for 1993 and each subsequent year.

              EBITDA (as defined in Item 6. "Selected Financial Data"), at Alvey has increased by approximately 186% since 1988. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

              BUSSE BROS., INC.: Busse Bros., Inc. ("Busse") manufactures bulk palletizing and depalletizing systems which are sold through its direct sales force and in conjunction with Alvey's sales force. Busse's bulk palletizers accumulate and arrange empty containers, such as cans and bottles, for shipment to consumer product manufacturers, by building layers of containers separated by plastic or paperboard sheets. The pallet load of containers will then be strapped down to secure and stabilize the load. When a pallet of containers arrives at the filling location, containers must be removed from the pallet and fed into a production line where they will be washed, filled and then capped or seamed. Busse's bulk depalletizers accept the pallet of containers and systematically sweep each layer of containers off the pallet and onto conveyors that take the containers into the production line. Busse's products serve the manufacturing phase of the industry segments to which Alvey serves the distribution phase, and Busse also serves the container manufacturers that supply these industries.

              Busse's annual net sales have increased 99% since its acquisition in April 1992 and currently represent approximately 5% of the Company's total net sales. The Company believes that this significant sales growth is primarily attributable to the recruitment of experienced marketing personnel at Busse and utilizing Alvey's much larger sales force to offer Busse products to existing customers of Alvey. Another factor contributing to this increase in sales was the availability since 1993 of Busse's redesigned bulk depalletizers which has accounted for 40-60% of Busse's sales in recent years.

              Nineteen ninety-six was a year of transition at Busse. During the first half of 1996, Busse operated three separate manufacturing and two separate administrative facilities which, in combination with Busse's development and introduction of a new generation palletizer and significant customer demands, resulted in production and engineering requirements that exceeded Busse's practical capabilities. In response to such requirements, management at Busse authorized construction of a 62,000 square foot plant addition, completed in October 1996, that has allowed management to consolidate Busse's facilities. In addition, management at Busse retained independent consultants to reduce cycle times and lower costs. While the operational issues described above resulted in a $427,000 EBITDA loss during 1996, management believes the corrective actions implemented during 1996 should produce positive results in 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

              Furthermore, as part of a reassignment of corporate personnel and a realignment of corporate responsibilities during 1996, the Company established the Consumer Products Group ("CPG") which combines the operations and management of Alvey and Busse under one group of senior managers. The formation of this group is intended to (i) focus marketing efforts in order to better realize the synergy potential associated with marketing to a common customer base, (ii) transfer the equipment design successes of Alvey to Busse processes and (iii) reduce overall costs through elimination of redundant support services. The president of Alvey is also president of the CPG.

              THE BUSCHMAN COMPANY: The Buschman Company ("Buschman") manufactures and sells a broad range of case conveyors, controls, related products and software which are sold to end users through its direct sales force, through a national network of independent distributors and systems integrators and through the sales forces of Alvey and White. Buschman sells standard conveyor and sortation products and modified conveyor equipment as well as high-speed sortation systems, controls, outside-purchased subsystems (such as bar code scanners), engineering and/or installation services. In addition, Buschman sells materials flow systems for warehouses and distribution centers which are more complex in design and include high-speed sortation, sophisticated control software and involve engineering, project management and installation services. These systems are designed to customer and/or consultant specifications through Buschman's "design and build" process. Buschman primarily serves the warehouse and distribution systems markets that perform the logistics operations required to deliver a finished product from a warehouse or distribution center to a retail store. Buschman also provides case conveyors used in systems sold by White and provides case conveyors for systems sold by Alvey to the extent the conveyors used in such systems are not directly manufactured by Alvey.

              Buschman's annual net sales have increased approximately 108% since its acquisition in October 1992 and currently represent approximately 29% of the Company's total net sales. The Company believes that this increase in net revenues has resulted primarily from management's initiative to reposition the Company as a premier supplier of material handling solutions to the warehouse and distribution market segment. This repositioning has been accomplished by an aggressive marketing effort targeted at those customers requiring complex solutions and ongoing services. Buschman's marketing efforts have benefited from the transfer of senior managers from Alvey in 1992 and the recruitment of additional highly qualified personnel. To support these marketing efforts and provide superior solutions capabilities, Buschman redesigned its product line, including products previously manufactured by Alvey, and introduced what it believes to be state-of-the-art sortation equipment and systems software.

              Buschman's EBITDA was depressed in 1993 and 1994 primarily due to the costs associated with (i) consolidating the manufacture of Alvey's conveyor products in Buschman's expanded facility, (ii) redesigning and standardizing the product lines, (iii) recruiting additional marketing personnel, (iv) recruiting and training approximately 200 additional production employees, net of turnover and (v) pursuing aggressive marketing efforts, particularly with strategic national accounts. However, in 1995, management's efforts produced significant results as Buschman recorded record earnings. As a percentage of gross sales, earnings increased to levels above those realized before its 1992 acquisition. In addition, 1996 results reflect an increase in EBITDA of 79% over 1995's record results and have further enhanced management's belief in its strategic plan. As a percentage of gross sales, EBITDA increased to levels well above those realized before its 1992 acquisition. This is particularly significant in that Buschman now supplies large quantities of hardware sold at negotiated lower margins, which supports Alvey's case conveyor requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

              REAL TIME SOLUTIONS: Real Time Solutions, Inc. ("RTS"), which Alvey acquired in December 1996, manufactures and sells paperless inventory picking systems to end users through its direct sales force, through the sales forces of Buschman and White and through a national network of independent distributors. Paperless picking systems are used to facilitate the retrieval (picking) and storage (put) of inventory in warehouses and distribution centers. Inventory quantities and information are updated immediately upon input of completed transactions. RTS believes its systems eliminate the need for paper picklists, increase the productivity of a customer's work force and improve a customer's control over its inventory. RTS markets its products under the trade names EASYpick-Registered Trademark-, EASYput, EASYpick-DMS, and SORTpro.

              Easypick-Registered Trademark-, RTS' order-filling system and software (known as a "pick-to-light system"), is currently installed in over 100 sites and is RTS' leading product. RTS' EASYput product addresses the growing market for put-to-light systems and EASYpick-DMS, a warehouse control software, enables customers without sophisticated warehouse management systems to more easily install automated systems, such as pick-to-light. Many of RTS' current customers, including Auto Zone, Avon, Family Dollar Stores, Sears and Wal-Mart, are also customers of White and Buschman.

              WHITE SYSTEMS, INC.: White Systems, Inc. ("White") manufactures and sells a broad line of horizontal and vertical carousels, power columns, movable aisle systems and related software and controls which are sold to end users through its direct sales force and through a national dealer network. Horizontal carousels are rotating storage devices which store and move parts to the point of need, whether an operator workstation, an automated inserter/extractor or another robotic interface device. Vertical carousels are similar to horizontal carousels except that the carousel travels in a vertical plane, like a ferris wheel. The power column is a modular automated vertical lift device within which an inserter/extractor retrieves trays from internal shelving and delivers them to an accessible location. Movable aisle storage systems double the storage density of an area by enabling existing fixed shelving to move on rollers, allowing an operator to open an aisle between any two rows of shelves. White also manufactures a heavy duty pallet moveable aisle system for warehousing applications which utilizes a customer's existing pallets or racking. White serves the warehouse and distribution systems markets, and, in addition, its storage and retrieval products are used in a broad range of manufacturing and office applications.

              White's net sales have decreased 21% since its acquisition in December 1993 and currently represent approximately 16% of the Company's total net sales. Prior to its acquisition by the Company, White purchased equipment for resale to its customers and included the sales price of such purchased equipment in its annual net sales. Subsequent to its acquisition by the Company, various product and customer responsibilities have been realigned. This has resulted in certain products previously purchased and resold by White to be produced or otherwise furnished by other operating units of the Company. Accordingly, the net annual sales of these products are now reflected at the respective operating unit rather than White. The effect of this change in product and customer responsibility accounts for the majority of the reduction in White's annual net sales since its acquisition by the Company. Since its acquisition in December 1993, earnings at White have decreased primarily as a result of lower sales volumes as discussed above, the investments in additional resources and information systems undertaken during this period and an over-commitment of resources in 1996.

              During 1996, White experienced a further deterioration of its earnings resulting primarily from operating difficulties due to an overcommitment of limited resources. Pinnacle management responded by reorganizing and restructuring the management of White. As a result, nine senior executives and managers were assigned to or recruited and the operating and reporting structure was realigned in a manner consistent with that of the Company's other material handling companies. Additionally, as part of an overall corporate reorganization, White became part of the Company's Distribution Logistics Group ("DLG"). This group includes White, Buschman, RTS and Distribution Logistics Systems (a group formed from White and Buschman personnel focused on marketing, designing and selling major systems to the distribution market). The president of DLG is the former president of Buschman. Although no assurances can be given, management believes the initiatives introduced since the acquisition of White, particularly those initiatives implemented in 1996, will ultimately produce a favorable earnings trend similar to those realized from the Company's other acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

             MCHUGH, FREEMAN & ASSOCIATES, INC.: McHugh, Freeman & Associates, Inc. ("MFA") develops, markets and supports warehouse management software systems ("WMS") which incorporate radio frequency equipment and computers. Warehouse management systems manage the location and movement of goods within a warehouse to facilitate the eventual shipment of such goods. These systems track inventory on an interactive, real-time basis from the point of receiving through shipping. The systems communicate with a central computer to obtain and provide strategic data. Systems employ barcoded "license plates" which identify and allow the tracking of items, lot or model, storage locations, employees and picking containers. The license plates are read by a bar code scanner and transmitted by a radio frequency terminal. MFA provided custom systems until late 1994, when it introduced its DMPLUS "standard product". DMPLUS is a real-time, comprehensive software solution for businesses with large-scale, high-volume warehouses and distribution centers. DMPLUS tracks and manages inventory on an interactive real-time basis, from the point of receiving to shipping, through the use of bar coding scanners and radio frequency transmitters, providing users with real-time and precise information as to the location of people, inventory and material handling equipment. DMPLUS improves customer service by reducing fulfillment times and increasing fulfillment accuracy and increases operational efficiencies by reducing downtime and increasing human resource productivity throughout the warehouse. Additionally, DMPLUS improves capital utilization through improved inventory management,
thereby reducing unnecessary overhead and improving space utilization.   For the
twelve months ended December 31, 1996, custom and "standard product" warehouse management systems represented 45% and 55%, respectively, of MFA's total net sales. The Company anticipates that "standard product" sales will represent an even larger percentage of MFA's total net sales in the future. MFA has traditionally designed and installed warehouse management software systems primarily for the distribution marketplace; however, the broad acceptance of its product has created new and significant opportunities in additional market niches.

            MFA's annual net sales have increased more than fifteen times since its acquisition in May 1989 and currently represent approximately 12% of the Company's total net sales. The Company believes that this significant increase in revenues was originally attributable to management's efforts to position MFA as a provider of high quality, functional software to Fortune 500 customers requiring systems at a number of locations. This strategy has allowed MFA to create customer-specific systems which can be implemented throughout an organization while requiring less customization, thus leveraging MFA's resources. More recently, the development of DMPLUS (a standardized product requiring little customization) has allowed MFA to reduce the cost to deliver a system which opens additional markets and improves MFA's competitive position.

              Since the acquisition of MFA in 1989, EBITDA has grown at a rate higher than sales. In the years immediately following its acquisition, the growth in EBITDA was suppressed by significant costs incurred in connection with the development of additional software offerings, the aggressive pursuit of multi-site accounts and the training of new employees, as employment was increasing at a rate of approximately 50% per year. From 1993 through 1995, EBITDA, as a percentage of sales, significantly exceeded that of any of the other manufacturing companies in the Pinnacle family. In 1996 EBITDA, as a percentage of sales, at MFA was within 0.1 percentage point of the highest of the Pinnacle companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

              WESELEY SOFTWARE DEVELOPMENT CORP.: Weseley Software Development Corp. ("Weseley") became a wholly-owned subsidiary of MFA on January 29, 1996. MFA paid $15.0 million in cash for the outstanding capital stock of Weseley on the date of acquisition. Weseley develops, markets and supports transportation management products and services which enable manufacturers, distributors, wholesalers and third-party logistics companies to more effectively and efficiently manage all aspects of the shipping process, from shipment planning to operational execution and post-shipment administration. Weseley's transportation management software ("TMS"), TRACS*, is an open-systems, real-time client/server solution that enables businesses to better manage all aspects of their shipping processes, from shipment planning to operational execution and post-shipment administration. The Company believes that TRACS* is the only suite of TMS products that offers comprehensive, end-to-end transportation planning and management functionality, employing sophisticated modeling and an architecture specifically designed for the dynamic transportation execution environment. TRACS* evaluates orders in real-time and determines the optimal way to consolidate, rate and route orders, considering all available carriers and modes, enabling businesses to significantly lower freight costs, gain greater control over shipping operations, enhance customer service and improve overall transportation efficiency.

              For the three years ended December 31, 1996, revenues at Weseley grew significantly. Earnings at Weseley prior to the date of its acquisition are not considered meaningful as Weseley generally followed a policy of paying employee bonuses and making profit-sharing contributions based upon available cash rather than earnings. Accordingly, in 1995, these significant payments exceeded earnings, which resulted in an operating loss. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

              The Company recently integrated its WMS and TMS technologies to create a software solution that enables users to both manage and execute the storage and movement of goods in warehouses with the subsequent shipment of such goods. The Company believes that its ability to offer an integrated DMPLUS/TRACS* solution provides it with a significant competitive advantage as customers increasingly demand a uniform logistics solution to warehouse and transportation management.

              Consistent with the integration of its software products, the Company established the Software Logistics Group ("SLG"), which is comprised of MFA and Weseley, to combine marketing, product development and management under one group of senior managers. The formation of this group is intended to advance the best practices of each Company so as to (i) focus and leverage marketing efforts within the common customer base, (ii) market and present an integrated, single solution, (iii) transfer and integrate the specific technology strengths of each Company and (iv) create the basis for establishing and advancing common SLG strategic objectives.

              INTEGRATED SYSTEMS: For integrated systems, where the products and expertise of Alvey's subsidiaries are combined, a conveyor is typically the "linkage" that permits the movement of products through the manufacturing line or distribution system and software is the "enabler" that drives the entire system and provides needed information. The Company's systems typically include significant design and engineering work and turnkey installation services. Examples of some of the most common integrated systems sold by Alvey include:

              CONSUMER PRODUCT MANUFACTURING LINES: Systems used by beverage manufacturers including Coca-Cola and food manufacturers such as Kellogg. These systems could include Alvey case palletizers, AEC robotic palletizers, Busse bulk depalletizers, Buschman conveyors and related software designed by MFA, Weseley, Alvey or Buschman. Revenues from such systems typically exceed $2 million and may reach $10 million.

              WAREHOUSE AND DISTRIBUTION SYSTEMS: Systems used by retailers including Sears and Target, by independent wholesalers or by manufacturers in conjunction with a consumer product manufacturing line. A typical system could include Buschman and/or Alvey conveyors, White carousels and related software designed by MFA, Weseley, Alvey, Buschman or White. Revenues from such systems typically exceed $2 million and may reach $10 million.

              CONTAINER MANUFACTURING SYSTEMS: Systems used by can manufacturers including Metal Container Corporation (an Anheuser-Busch subsidiary), or bottle manufacturers including Ball Corporation. These systems could include Busse bulk palletizers and Alvey conveyors and related software. Such systems typically range in price from $300,000 to $1 million.

              MEAT PRODUCTION SYSTEMS: Systems used by each of the four industry leaders in meat production. These specialized distribution systems could include Alvey case palletizers, Buschman conveyors, White carousels and related software designed by MFA, Alvey or White. Such systems typically range in price from $8 million to $12 million. The Company's successful installation of a revolutionary frozen meat distribution system for ConAgra's Monfort Beef division in 1994 is an example of the opportunities available in integrated systems. After the development and implementation of the integrated system for ConAgra, the Company has received orders for approximately $47 million of similar systems from ConAgra and other industry participants.

ENGINEERING AND SUPPORT SERVICES

              While a significant portion of the Company's revenues is attributable to the manufacture and sale of equipment, approximately 53% of total revenues result from product support functions and non-manufactured products delivered in connection with sales of the Company's equipment. Such revenues are generated from engineering, software license fees, computer support services, systems and equipment maintenance, computer hardware and peripheral equipment, and the integration and installation of these products. The Company's sales process generally starts with a consultation between Company engineers and a customer during which the Company assesses the customer's specific materials handling needs and designs a system consisting of the Company's equipment, including related software and controls, specifically tailored to meet such needs. The Company installs the system and works with the customer to insure that the system performs to the customer's expectations. After the system is operational, the Company continues to provide ongoing support and maintenance for the system and works with the customer in response to changes in the customer's materials handling needs. These services are regularly provided to the Company's customers, including through the "value-added" partnerships the Company has formed with certain large customers. See "Customers."

         Through its Company-wide Customer One Protection ("COP") program, the Company provides aggressive ongoing support and maintenance for its installed base of equipment and integrated systems. COP provides the Company's customers with comprehensive service and support including 24-hour assistance by phone, on-site service, user training, replacement parts, maintenance programs and equipment and systems upgrades. The COP program generated approximately $27.8 million of revenues during the year ended December 31, 1996.

BUSINESS STRATEGY

              The Company's business objective is to build on its position as a full-service provider of materials handling and information management products and services tailored to meet the individual needs of its customers. To achieve this objective, the Company intends to implement the following strategies:

              - Continue to build upon the Company's integrated project capabilities. Each of the Company's operating companies was previously a stand-alone enterprise, and management continually modifies the ways in which the subsidiaries work together to design, market and implement solutions. By combining the expertise of its subsidiaries, the Company is able to provide manufacturers and distributors with equipment and systems which represent the next step in materials handling and information systems applications. Integrated solutions exhibit a high degree of creativity and represent a partnership with the customer, incorporating flexibility in design and solution and a thorough understanding of the customer's business. These integrated solutions are also designed to meet the increasing information needs of the Company's customers.

              - Continue margin enhancement measures. While the margins of the Company's early acquisitions have increased over time, the margins of White are generally lower than those of the other operating companies. The Company believes that as White is further integrated into the Company through its inclusion in the DLG, White's margins should improve, resulting in higher margins for the Company as a whole. In order to further improve margins, the Company has sought the services of a leading industry consultant to assist in implementing margin-enhancing improvements at Alvey, Busse and White.

              - Exploit the Company's strategic opportunity to expand its information systems expertise and significantly increase the Company's ability to provide integrated solutions to warehousing, transportation and related demand-planning problems.

              - Exploit new and emerging market opportunities. The manufacturing and distribution markets are constantly changing. The Company intends to exploit new market opportunities through its ability to create new and revised custom and standard products that provide solutions to market changes. In particular, the Company provides products that respond to third-party warehousing, point-of-sale ordering, mixed-load requirements, mail order purchasing, improved occupational safety measures and other customer needs.

              - Build upon the Company's success in supplying integrated systems to the meat production industry. The Company intends to build upon its success in developing meat production systems by aggressively pursuing the potentially large meat production market.

              - Continue to seek product line expansions including non-roller conveyor products, systems to automate distribution centers and new software products.

              - Expand the Company's international business. The Company has significant opportunities for such expansion through its U.S.-based international customers, as well as through new international customers. The Company believes that the international markets present significant opportunities for Alvey and Busse palletizer/depalletizer systems, for MFA and Weseley software systems and for White storage and retrieval systems. The Company intends to focus initially on Latin America, Asia and Europe, and intends to add additional marketing personnel to support expanded geographical areas as new order bookings and sales increase. Through its subsidiary MFA, the Company established a marketing and software engineering site in Europe during 1996. Costs associated with this start-up were minimized by "boot strapping" the operation and providing services in Europe to MFA's existing U.S.-based customers while marketing to new European customers.

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

              The materials handling industry is highly fragmented with many small, single-product companies providing storage, transportation, software and other products and services. Customers increasingly seek to satisfy their materials handling requirements through fully integrated solutions consisting of the equipment necessary to load, unload, sort and transport raw materials and finished products, as well as related software and controls to monitor, optimize and execute the movement and shipment of products. Customers are also seeking systems to manage manufacturing, warehousing and distribution logistics. Companies that are able to provide complex, integrated systems to satisfy materials handling and logistics management requirements, such as the Company, are experiencing new growth opportunities, and the Company believes that its broad range of products and services provides it with a distinct competitive position.

CUSTOMERS

              The Company's product leadership has resulted in sales to a diverse customer base which includes many of the largest corporations in the United States. In addition, the Company has successfully forged important "value-added partnerships" with customers such as Anheuser-Busch, ConAgra, Gerber, Kellogg, Quaker Oats and Target. Many of the Company's customers have reduced their engineering staffs and consequently look to the Company for design and engineering services with respect to their materials handling requirements. The Company has a large installed base of equipment and systems with these customers which provides reference sites that are critical for attracting potential new customers. The Company believes that these value-added partnerships are a significant competitive advantage, as they serve as sources of new product ideas, generate ongoing, relatively high-margin sales and demonstrate proven systems capabilities to potential new customers.

              Each of the customers listed below was one of the top 20 customers of one of the Company's operating subsidiaries during the last three years. The customers on the list accounted for 44.9% and 38.3% of the Company's sales in 1996 and 1995, respectively. While certain of the customers listed below may not be current customers, the Company has no reason to believe that all customers listed below will not continue to be customers in the future.

         The following table sets forth a list of selected customers of the Company by industry group:

         BREWING                               CONSUMER PRODUCTS

            Anheuser-Busch                        Black & Decker
            Coors                                 Char-Broil
            Labatts                               General Electric
            Miller Brewing                        Motorola
                                                  Russell Corp
         SOFT DRINKS                              Sunbeam-Oster

            Coca-Cola                          TOBACCO
            Pepsi-Cola
            Royal Crown                           Brown and Williamson
                                                  Philip Morris
         FOOD
                                               THIRD PARTY DISTRIBUTION
            Campbell
            Farmland                              Conrail
            Hershey Foods                         Federal Express
            Kellogg                               TNT Distribution
            M&M Mars
            Nestle                             WINE AND DISTILLED SPIRITS
            Quaker Oats
            Tropicana                             Gallo
            Vlasic Foods                          United Distillers

         INDUSTRIAL                            GENERAL DISTRIBUTION/RETAIL
         DISTRIBUTION/MANUFACTURING
                                                  AAFES
            Alcon                                 BJ's Stores
            Canadian Tire Corp.                   Consolidated Stores
            Chrysler                              Chanel
            Crown, Cork and Seal                  Dollar General
            DEC                                   Famous Footwear
            DuPont                                J.C. Penney
            Intel                                 Liz Claiborne
            Libbey Glass                          Meijer
            LTV Steel                             Meldisco
            Reynolds Metal                        Michaels Stores
            Schering Plough                       Nike
            The Ball Corporation                  Ross Stores
            Thomas & Betts                        Sears
            Warner Lambert                        Spiegel/Eddie Bauer
            Whirlpool                             Staples
                                                  Tandy
         CONSUMER GOODS                           Target Stores
                                                  United Stationers
            Boise Cascade                         Wal-Mart
            Johnson & Johnson
            Kimberly Clark Corp.
            Lever Bros.
            Procter & Gamble

              During the year ended December 31, 1996, the Company's largest customer was Target Stores, which accounted for 5.5% of the Company's total sales. For the year ended December 31, 1995, the Company's largest customer was Procter & Gamble, which accounted for 3.5% of the Company's total sales. The Company's ten largest customers represented 27.5% of total sales in 1996, up from 23.6% in 1995.

              The Company focuses its research and development efforts on key customers and applications. These customers serve as significant funding sources for such research and development efforts, with most of the cost paid for through contracts which focus on solving specific problems or technical requirements. These contracts also provide the Company with opportunities to enhance its competitive position without additional capital investments. The Company expects to create additional value-added relationships as it extends its product offerings and installs new, integrated systems which can serve as additional reference sites.

              The Company believes that it has excellent working relationships with its customers. These relationships include proprietary accounts where projects are generally awarded without a competitive bid process and non-proprietary accounts where projects are typically awarded through a bid process among two or three potential suppliers.

SALES AND DISTRIBUTION

              The Company has developed strong domestic sales channels, including approximately 100 direct salespeople and approximately 290 independent distributors and independent manufacturer's representatives. This sales force covers the entire United States, with especially strong coverage in the major industrial centers. Management believes that the Company has the strongest combination of direct and independent sales networks in the materials handling industry.

              International sales accounted for approximately $25.8 million or 8% of the Company's sales for the year ended December 31, 1996, a 21% increase from $21.3 million in international sales for the year ended December 31, 1995. The Company is pursuing a strategy to significantly increase international sales as a percentage of the Company's total net sales. An international division has been established within the Company to develop and implement strategies to achieve this goal. The Company expects to leverage its existing relationships with major multinational corporations in the United States in order to support their activities throughout the global market.

BACKLOG

              The Company's backlog is based upon firm customer orders that are supported by purchase orders, other contractual documents and cash payments. As of December 31, 1996, the Company's backlog was $136.1 million.
 While the level of backlog at any particular time may be an indication of future sales, it is not necessarily indicative of the future operating performance of the Company. Additionally, certain backlog orders may be subject to cancellation in certain circumstances. The Company believes that virtually all of its orders in backlog at December 31, 1996 will be recorded as revenue within one year.

RESEARCH AND DEVELOPMENT

              Strong research and development efforts are the basis of the Company's product and market leadership. In the fiscal years ended December 31, 1996, 1995 and 1994, the Company incurred $4.8 million, $2.1 million and $2.5 million, respectively, in research and development expenses. By utilizing customer inputs, research with respect to competitors and research with respect to externally available engineering to establish future product needs, the Company focuses its research and development on key customers and applications. Based on such data and subsequent analysis, the Company establishes product plans that are continually reviewed and updated. To facilitate an integrated solutions approach, the Company's research and development activities address three engineering disciplines: mechanical, controls and computer software.

              In addition to the Company's research and development expenses identified above, customers serve as a significant funding source for other research and development efforts, with much of such costs funded through customer contracts that focus on solving specific problems or technical requirements. These contracts also provide the Company with opportunities to enhance its competitive position without additional capital investments.

              The Company holds 31 active U.S. patents, 16 active foreign patents, 21 U.S. registered trademarks, four active foreign trademarks and 14 pending patent applications, and has 16 trademark applications pending. In addition to its extensive patent and trademark portfolio, the Company also licenses certain intellectual property rights from third parties and owns a wide array of unpatented proprietary engineering. The Company's U.S. patents have remaining terms ranging from one to 16 years.

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

              Although the Company believes it is one of the leading suppliers of integrated materials handling systems, many of the Company's competitors are large and have significant financial, marketing and technical resources. In addition, the Company may encounter competition from new market entrants.

EMPLOYEES

              As of December 31, 1996, the Company had over 2,300 employees, approximately 950 of whom are engineers and other professional staff. The Company operates through a decentralized organizational structure, interconnected by a corporate staff of 11 professionals located at Pinnacle's headquarters in St. Louis, Missouri. The Company is subject to collective bargaining agreements at all of its manufacturing facilities except the Busse facility. The Company has not experienced any work stoppages related to labor matters for more than 20 years. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

              The Company occupies over 1,000,000 square feet of manufacturing, assembly and office space. Its primary production facilities are located in St. Louis, Missouri; Cincinnati, Ohio; Randolph, Wisconsin; and Kenilworth, New Jersey. The Company's software development facilities are located in Waukesha, Wisconsin; San Diego, California; Grand Rapids, Michigan; Shelton, Connecticut; and Berkeley, California.

              In order to meet customer demand and improve manufacturing efficiencies, the Company completed two new manufacturing facilities in 1996: a 62,000 square foot addition to the Busse facility in Randolph, Wisconsin and an 82,000 square foot facility for Alvey in St. Louis, Missouri.

              The location and size of each of the Company's significant facilities is summarized below:


   OPERATING COMPANY        LOCATION       SIZE (SQ. FT.)   OWNED/LEASED   LEASE EXPIRATION
   -----------------        --------       --------------   ------------   ----------------
      Alvey                Olivette, MO       250,000           Owned          --
      Alvey                St. Peters, MO      82,000           Owned          --
      Busse                Randolph, WI       122,000           Owned          --
      Buschman             Cincinnati, OH     286,000           Owned          --
      RTS                  Napa, CA            21,000           Leased         July 2003
      White                Kenilworth, NJ     263,000           Leased         December 2006
      White                San Diego, CA       19,000           Leased         May 1999
      MFA                  Waukesha, WI        45,000           Leased         October 2005
      Weseley              Shelton, CT         29,000           Leased         December 2002



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

              There is no established public market for the Company's Common Stock. All of the Company's Common Stock is held by Pinnacle.

ITEM 6.  SELECTED FINANCIAL DATA

              The selected historical consolidated financial data presented below at and for the five years ended December 31, 1996 have been derived from the historical Consolidated Financial Statements of Alvey which have been audited by Price Waterhouse LLP, independent accountants. Alvey's historical consolidated financial statements as of and for each of the three years ended December 31, 1996, 1995 and 1994 are included elsewhere in this Form 10-K.

              The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.



                                                                              YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------
                                                        1996           1995           1994           1993          1992
                                                     -----------   -----------     ----------     -----------    ---------
                                                                           (DOLLARS IN THOUSANDS)
RESULTS OF OPERATIONS (1):
  Net sales.......................................  $  331,247     $  288,018     $  248,177     $  164,022     $  106,579
  Cost of goods sold..............................     256,218        217,297        189,007        123,033         75,343
                                                    ----------     ----------     ----------     ----------      ---------
    Gross profit..................................      75,029         70,721         59,170         40,989         31,236
  Selling, general and administrative
    expenses......................................      61,471         51,630         43,402         30,421         22,467
  Write-off of purchased in-process research and
    development costs (2).........................      12,700         --             --             --             --
  Research and development expenses...............       4,797          2,051          2,538          1,436            930
  Write-off of goodwill (3).......................      11,491
  Amortization expense............................       1,703          1,737          1,836          1,479          1,095
  Other expense (income), net (4).................       1,378           (108)         2,279            (11)          (335)
  Restructuring and plant consolidation
    expense (5)...................................      --             --             --             --              1,801
                                                    ----------     ----------     ----------     ----------     ----------
    Operating income (loss).......................     (18,511)        15,411          9,115          7,664          5,278
  Interest expense................................      12,301          6,896          5,921          4,053          2,690
                                                    ----------     ----------     ----------     ----------     ----------
    Income (loss) before income taxes and
     extraordinary losses.........................     (30,812)         8,515          3,194          3,611          2,588
  Income tax expense (benefit)....................      (1,909)         4,109          1,516          1,560          1,126
                                                    ----------     ----------     ----------     ----------     ----------
    Income (loss) before extraordinary losses.....     (28,903)         4,406          1,678          2,051          1,462
  Extraordinary losses, net (6)                          1,993         --             --              6,203            614
                                                    ----------     ----------     ----------     ----------     ----------
    Net income (loss)............................. $   (30,896)   $     4,406    $     1,678    $    (4,152)   $       848
                                                   -----------    -----------    -----------    -----------    -----------
                                                   -----------    -----------    -----------    -----------    -----------

Earnings per share (7)............................          --             --             --             --             --


                                                                                  AT DECEMBER 31,
                                                     -------------------------------------------------------------------------
                                                        1996            1995            1994            1993            1992
                                                     -----------     -----------     ----------      ----------      ---------
                                                                                   (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA(1):
    Working capital (deficit)....................       $  604         $ (401)        $7,152         $8,155        $  (928)
    Total assets.................................      181,851        150,285        138,536        129,658         83,021
    Long-term debt, less current maturities......      100,493         42,460         54,754         59,341         35,508
    Redeemable preferred stock (8)...............            -         27,322         23,435         20,034         16,902
    Net investment of Parent (9).................      (41,129)       (15,719)       (16,332)       (15,015)        (9,729)



                                                SELECTED CONSOLIDATED FINANCIAL DATA OF ALVEY

                                                                           YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------------
                                                       1996           1995           1994           1993           1992
                                                 ------------------------------------------------------------------------
                                                                             (DOLLARS IN THOUSANDS)
OTHER CONSOLIDATED FINANCIAL DATA (1):
   Depreciation expense (10)....................   $  4,259       $  2,952       $  2,752       $  2,583       $  1,724
   Capital expenditures, net (10)...............     11,633          4,496          5,091          3,471          1,920

OTHER PERFORMANCE MEASURES (NON-GAAP) (11):
   EBITDA (12)..................................     13,087         20,100         15,877         11,726          8,097
   Ratio of EBITDA to cash interest expense (13)       1.16           3.27           2.77           3.17           3.30
   Ratio of long-term debt to EBITDA............       7.68           2.11           3.45           5.06           4.33



 (1) Results include various acquisitions from the date of such acquisition, including Busse and Buschman in 1992, White in 1993 and Weseley and RTS in 1996.

 (2) Amount relates to $11.7 million and $1.0 million of the purchase price of Weseley and RTS, respectively, which were allocated to purchased in-process research and development and immediately expensed in the first and fourth quarters of 1996, respectively.

 (3) Amount represents the write-off of the remaining goodwill balance at one subsidiary, which is considered to be impaired due to historical losses and uncertainty regarding future income and cash flows.

 (4) Amount in fiscal 1996 includes a $1.4 million one-time charge for the termination of a management agreement. Amount in fiscal 1994 includes the payment of a one-time stay bonus in the amount of $2.2 million to an executive of White in connection with the acquisition of White.

 (5) Amount reflects non-recurring restructuring and plant consolidation expenses associated with the closure of a Company-owned manufacturing plant.

 (6) Amount reflects the write-off of unamortized deferred financing fees, net of applicable income tax benefits, resulting from the early extinguishment of debt during 1996, 1993 and 1992. Amount in 1993 also includes approximately $5.4 million, net of applicable income tax benefits, for the accrual of operating losses and other related costs associated with the disposal of a carousel manufacturing plant in Lewiston, Maine pursuant to a Federal Trade Commission order in 1993 (See Note 4 to the Consolidated Financial Statements of Alvey).

 (7) Given the historical organization and capital structure of Alvey, earnings per share information is not considered meaningful or relevant and therefore has not been presented.

 (8) Amount represents redeemable preferred stock of Pinnacle. Due to the exchangeable feature of the preferred stock which allows the holder to exchange the preferred stock for subordinated notes of Alvey, the preferred stock has been pushed down to the financial statements of Alvey at December
     31, 1995.   Outstanding  redeemable preferred stock of Pinnacle at
     December 31, 1996 has not been pushed down to the financial statements of Alvey as it is not exchangeable into debt of Alvey.

 (9) Net investment of Pinnacle represents the basis of Pinnacle's investment in Alvey, which has been pushed down to the financial statements of Alvey, and includes cumulative contributions of capital and cumulative losses before extraordinary losses, extraordinary losses and aggregate accreted/paid preferred stock dividends. The historical amount at December 31, 1996 consists of cumulative contributions of capital to Alvey by Pinnacle of $8.8 million, cumulative losses of $35.5 million, including extraordinary losses of $9.5 million and an aggregate accretion/payment of $14.4 million of paid-in-kind dividends on preferred stock.

(10) Capital expenditures and related depreciation expense include amounts related to investments in fixed assets and costs of software development. In 1996, this includes $659,000 related to the write-off of capitalized software costs (See Note 2 to the Consolidated Financial Statements of Alvey).

(11) Other performance measures such as EBITDA (discussed further below) should not be construed as an alternative to operating income or net income calculated in accordance with generally accepted accounting principles ("GAAP") or as an indicator of operating performance or liquidity. However, the Company believes such non-GAAP performance measures are commonly used to evaluate a company's ability to service debt.

(12) EBITDA consists of earnings before interest, income taxes, extraordinary items and depreciation and amortization expense. In 1996, EBITDA excluded a $12.7 million one-time write-off of purchased in-process research and development costs, an $11.5 million write-off of goodwill and a $1.4 million one-time charge for the termination of a management agreement. In 1994, EBITDA excluded a $2.2 million one-time payment of a stay bonus in connection with the acquisition of White which is included in "Other expense (income), net" above. Management fees reduced EBITDA by $502,000, $606,000, $502,000, $665,000 and $500,000 for the years ended December 31, 1996, 1995,
     1994, 1993 and 1992, respectively.

(13) For purposes of this computation, interest expense consists of interest on indebtedness and does not include amortization of deferred financing fees and other noncash charges to interest.

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

GENERAL OVERVIEW

              The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company for the three fiscal years ended December 31, 1996.

              Subsequent to the acquisition of Alvey by Pinnacle in August 1988, Alvey and Pinnacle completed a succession of six complementary acquisitions which has resulted in expanded product lines and an ability to provide integrated solutions in a wide range of manufacturing and distribution applications. Set forth below is certain information with respect to the Company's acquisitions:

    ACQUISITION                                            ACQUISITION DATE
    McHugh, Freeman & Associates, Inc...................   May 1989
    Busse Bros., Inc....................................   April 1992
    The Buschman Company................................   October 1992
    White Systems, Inc..................................   December 1993
    Weseley Software Development Corp...................   January 1996
    Real Time Solutions, Inc............................   December 1996

              The Company believes that its emphasis on complementary acquisitions of companies serving either targeted markets or providing niche products has enabled it to provide customers a single source for complete integrated materials handling and information flow systems. Further, the Company believes that it benefits from productivity and integration gains resulting from its succession of complementary acquisitions combined with a strategy of integrating the operations of each newly-acquired company with the operations of Alvey and its other operating subsidiaries, which strategy is more fully described in the next succeeding paragraph.

              Shortly after acquiring each of its operating subsidiaries, management reviewed each newly-acquired subsidiary with respect to the possible integration of operations with Alvey and its other operating subsidiaries in order to improve operating efficiencies. As a result of such previous reviews, the Company initiated changes in each operating subsidiary's production processes that were targeted at the improvement of manufacturing efficiencies, the increase in facility capacity and ultimately the reduction of product cost. Additionally, in recent years, management has undertaken a number of programs targeted at reducing the cost to produce a specific product by simplifying and standardizing components and assemblies, thereby improving the productivity of the manufacturing process. The following is a brief summary of some of the actions taken and programs initiated in order to improve operating efficiencies:

              - Each of the manufacturing facilities of Alvey, Busse and Buschman have been reorganized to modify the flow of product and raw materials through the manufacturing process. Within three to 12 months after completing these changes, each of Alvey, Busse and Buschman recorded meaningful improvements in labor productivity and facility capacity.

              - In 1993, Alvey began production of the series 920 palletizer, which was designed to be manufactured in modules rather than a single unit, thus reducing the labor requirements. As with most new products, the manufacture of the initial units resulted in cost overruns; however, by early 1994, Alvey produced these units more efficiently than originally estimated. The result of this engineering process was to produce a state-of-the-art machine that could be sold at a price 15-25% below the machine it replaced, yet generate a gross margin percentage significantly higher than that of its predecessor.

              - Alvey also began production of the series 880 palletizer in late 1994. This machine was redesigned to incorporate many of the same assemblies used on the 920 series, resulting in labor efficiencies and reduced inventories. While not as significant as those realized in the production of the 920 palletizer, the redesign of the series 880 has resulted in meaningful cost improvements and efficiency trends.

              - Busse introduced the "Turbo" series depalletizer in 1993. Busse has realized similar results on the production of the Turbo series depalletizers as Alvey experienced with the series 920 palletizer. Furthermore, the production changes initiated in 1993 enabled Busse to increase sales by approximately 300% over 1992 results (the year that Busse was acquired by Alvey), with the number of employees increasing by approximately 200%.

              - The Company has completed the process of combining the conveyor product line of Alvey with that of Buschman. The best products from each company were selected and then re-engineered to incorporate current technologies and manufacturing capabilities. The effect of this program was to greatly reduce the number of parts required to support two separate products and to simplify the manufacture of the new enhanced product. As a result of this undertaking, and other programs targeted at specific issues, productivity at Buschman began increasing in the last half of 1994 and has continued to do so throughout 1996. Buschman increased 1996 sales by 26% over 1994 with only a minimal increase in factory employment.

              - During the last half of 1995 and throughout 1996, the Company has increased spending on state-of-the-art computer and manufacturing equipment and technology targeted at improving its production capabilities and reducing product costs. In addition, during this period, the Company has spent $7.3 million to expand, construct and equip new manufacturing and engineering facilities at Alvey and Busse. The Company believes these new facilities and equipment will allow the Company to expand capacity and improve processes, thereby eliminating duplicate costs and increasing productivity. The Company expects that the implementation of these processes and acquisition of equipment will continue through 1998 and ultimately encompass the entire Company.

              - The Company recently integrated its WMS and TMS technologies to create a software solution that enables users to both manage and execute the storage and movement of goods in warehouses with the subsequent shipment of such goods. The Company believes that its ability to offer an integrated DMPLUS/TRACS* solution provides it with a significant competitive advantage as customers increasingly demand a uniform logistics solution to warehouse and transportation management.

              While no assurance may be given with respect to future productivity performance, management believes additional efficiencies will be realized from these programs.

              Each of the Company's acquisitions was accounted for under the purchase method of accounting, with the purchase prices allocated to the estimated fair market value of the assets acquired and liabilities assumed. In each acquisition, the excess of the purchase price paid over the estimated fair value of the net assets acquired was allocated to goodwill. The Company has allocated an aggregate of $43.0 million to goodwill since 1988, $26.5 million of which is recorded on Alvey's balance sheet at December 31, 1996. See Note 6 to the Consolidated Financial Statements for a discussion of the $11.5 million of goodwill that was written-off in 1996. Goodwill is generally amortized over a period of 40 years; however, the Company is amortizing the goodwill associated with the acquisitions of Weseley and RTS over ten years. Goodwill amortization will result in future annual expense of approximately $1.3 million per year. The Company financed the acquisitions primarily through borrowings, resulting in increases in the Company's debt and interest expense. Results of operations of each acquired company have been included in the Company's consolidated statement of operations from the dates of the respective acquisition.

              The Company's parent, Pinnacle, is considering a series of transactions pursuant to which it would spin-off the material handling businesses presently conducted by the Company, Buschman, White, Busse and RTS (together, the "Equipment Business") to the stockholders of Pinnacle (the "Spin-off") and immediately thereafter effect an initial public offering of the common stock of Pinnacle (the "IPO") which, following the Spin-Off, would continue to own and operate the businesses currently operated by MFA and Weseley (together, the "Software Business"). The proposed Spin-Off of the Equipment Business and the contemporaneous IPO of the Software Business would be conditioned on a number of factors, including the Company's ability to restructure the terms of its outstanding Senior Subordinated Notes and Pinnacle's outstanding Preferred Stock on acceptable terms, the receipt of a private letter ruling from the IRS confirming the "tax-free" nature of the Spin-Off and certain other contingencies. In addition, the IPO would only occur if and to the extent the Company deems it advisable, in its sole discretion. It is currently contemplated that the Company would offer to exchange its outstanding Senior Subordinated Notes in one or more steps for a combination of cash (which would be provided by the proceeds from the IPO) and Senior Subordinated Notes of the Equipment Business. As a result of these contingencies, no assurances can be given that either the Spin-Off or the IPO will be consummated. No offer in connection with the IPO or related restructuring of the Senior Subordinated Notes is made hereby.

              RESULTS OF OPERATIONS

              The following table sets forth, for the fiscal periods indicated, net sales and categories of expenses, in thousands of dollars and as a percentage of net sales.



                                                                  YEAR ENDED DECEMBER 31,
                                    ------------------------------------------------------------------------------------
                                             1996                            1995                         1994
                                    -------------------------     -------------------------     ------------------------

Net sales.......................... $331,247          100.0%      $288,018          100.0%      $248,177          100.0%
Cost of goods sold.................  256,218           77.3        217,297           75.4        189,007           76.2
                                    --------                      --------                      --------
Gross profit.......................   75,029           22.7         70,721           24.6         59,170           23.8
Selling, general & administrative
  expenses.........................   61,471           18.6         51,630           17.9         43,402           17.5
Write-off of purchased in-process
  research & development costs.....   12,700            3.8              0            0.0              0            0.0
Research & development
  expenses.........................    4,797            1.5          2,051            0.7          2,538            1.0
Write-off of goodwill..............   11,491            3.5              0            0.0              0            0.0
Amortization expense...............    1,703            0.5          1,737            0.6          1,836            0.7
Other expense (income), net........    1,378            0.4           (108)          (0.0)         2,279            0.9
                                    --------                      --------                      --------
Operating income (loss)............  (18,511)          (5.6)        15,411            5.4          9,115            3.7
Interest expense...................   12,301            3.7          6,896            2.4          5,921            2.4
                                    --------                      --------                      --------
  Income (loss) before income taxes
    and extraordinary loss.........  (30,812)          (9.3)         8,515            3.0          3,194            1.3
Income tax expense (benefit).......   (1,909)          (0.6)         4,109            1.5          1,516            0.6
                                    --------                      --------                      --------
  Income (loss) before
    extraordinary loss.............  (28,903)          (8.7)         4,406            1.5          1,678            0.7
Extraordinary loss, net............    1,993            0.6              0            0.0              0            0.0
                                    --------                      --------                      --------
Net income (loss)                   $(30,896)          (9.3)%       $4,406            1.5%      $  1,678            0.7%
                                    --------                      --------                      --------
                                    --------                      --------                      --------



COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995

              NET SALES were $331.2 million for the year ended December 31, 1996, representing an increase of $43.2 million, or 15.0%, over net sales of
$288.0 million for the year ended December 31, 1995.   Excluding Weseley and
RTS, "same store" sales increased $37.2 million or 12.9% over 1995 as sales increases were realized at each of the Company's operating groups.

              The most significant growth was produced by the CPG where sales increased $22.1 million or 18.1% over 1995. This strong growth resulted from the delivery of large in-process production and storage systems and the continuing market demand for the Company's mid-range and high-speed palletizing systems. Revenues from the Company's DLG increased $9.1 million or 6.2% over 1995 despite a revenue decrease in the Company's storage and retrieval products from the prior year. Within the DLG, the demand for integrated and major warehouse systems continued as revenues from these products increased $11.0 million or 12.8% over 1995. Revenues from the Company's SLG increased $6.7 million or 16.7% over 1995, attributable primarily to the inclusion of Weseley and its TRACS product line. However, the Company believes the overall revenue growth of this group was adversely affected during 1996 as the Company was presented with significant strategic opportunities that involved enhancing the functionality of DMPLUS to address the needs of the retail apparel segment of the WMS market. Accordingly, the Company deployed certain of its marketing, development and implementation efforts to enter this significant market segment. While the Company believes it has and will continue to realize the benefits from these efforts, such efforts involved revising certain marketing processes and devoting significant time to designing additional functionality, which activities resulted in a delay in the recognition of license revenues during this period with the results for the fourth quarter of 1996 being adversely affected. Also during 1996, the Company substantially completed the migration of TRACS* from a DOS-based application system to an open-systems, client/server solution. The Company believes that some potential TRACS* customers may have deferred licensing TRACS* during the first half of 1996 in anticipation of the open systems, client/server release that became available in the second half of 1996. The Company further believes that many customers that deferred licensing TRACS* in the first half of 1996 subsequently licensed TRACS* prior to year-end; however, certain of these potential customers may have opted instead to purchase competing TMS products rather than waiting for the completion of the migration of TRACS* to an open systems, client/server system, thereby adversely affecting TRACS* license fees in 1996. In addition, hardware revenues within the SLG decreased $4.9 million from 1995 as a significant one-time purchase by a single customer in 1995 did not repeat in 1996. Furthermore, one strategy of the SLG is to grow license and maintenance revenues through the increased usage of third party implementation services. To the extent these efforts are successful, hardware revenues will continue to decline as a percentage of revenues.

              New order bookings were $316.3 million for 1996, a decrease of $2.6 million or 0.8% from record levels in 1995. This decrease is primarily attributable to the CPG and, in particular, to Alvey where new order bookings decreased $20.2 million from 1995 record bookings of $125.5 million. This decrease generally reflects a reduction in the amount of major in-process production and storage systems booked in 1995 but not repeated in 1996. The lack of new orders is attributable to customer-driven delays on new projects with existing customers and the loss of a potential new customer to competition. The Company believes that firm contracts for these previously delayed projects will be awarded during 1997. Despite the decrease in year-over-year bookings at Alvey and on a consolidated basis, 1996 bookings were 14.4% and 17.8% above 1994 levels, respectively.

              The slight year-over-year decrease in bookings, combined with the significant increase in sales, has resulted in a $7.7 million decrease in the consolidated backlog at year-end 1996 compared to year-end 1995. This decrease is entirely attributable to the CPG as backlog for the other groups increased approximately $16.1 million. The decrease in the backlog of the CPG can be explained by the shortfall in new orders and the significant increase in sales. Portions of the CPG sales increase and resulting decrease in backlog are attributable to management initiatives undertaken during 1996
to improve engineering productivity and reduce project cycle times.   The
Company believes that the successful implementation of these initiatives should result in a reduction in backlog relative to historical measures.

              GROSS PROFIT was $75.0 million in 1996, an increase of $4.3 million, or 6.1% over the $70.7 million in 1995. The gross profit margin, as a percentage of sales, decreased to 22.7% from 24.6% in 1995. Excluding the effects of the first-time inclusion of Weseley, gross profit decreased $683,000, or 1.0% and, as a percentage of sales, was 21.5% or 3.1 points below 1995 levels. Gross profit, in both dollars and as a percentage of sales, was adversely affected at three of the Company's manufacturing operations, as project overruns were incurred due to (i) the cost of outsourcing production, the use of temporary facilities, overtime premiums and production inefficiencies, all due to a lack of capacity and over-committed resources, (ii) the implementation of first-time product applications and (iii) significant increases in start-up and commissioning efforts resulting from the preceding items (i) and (ii). These overruns were partially offset by continuing engineering and manufacturing productivity gains at Buschman where gross profit increased $5.3 million and 3.3 percentage points over 1995 and 10.0 percentage points over 1994 results. Management believes that the recent completion of two new production facilities, the addition of new equipment and resources, the integration of various systems and processes, the management reorganization at White, the operational focus to result from the creation of distinct operating groups and the productivity and engineering programs initiated during 1996 should produce manufacturing efficiencies, productivity gains and eliminate or greatly reduce the project overruns incurred during 1996.

              Gross profit from the SLG increased $5.3 million or 42.5% over 1995. Although the first-time inclusion of Weseley accounted for the largest portion of this increase, gross profit margins also increased at MFA despite the reduction in hardware revenues discussed above. These margin gains were achieved through engineering productivity improvements and volume increases in higher-margin license fees and services. Additional growth in 1996 gross margins was sacrificed for long-term gains as the Company deployed a number of its product implementation teams to perform pre-contract services related to changes in the marketing programs and the development efforts associated with pursuing and acquiring license agreements in the retail apparel market, as discussed above. As a result, license fee revenues resulting from these efforts have not been fully recognized. As costs were incurred without the full benefit of matching revenues, management estimates that gross profit in 1996 was adversely affected by approximately $1.0 million. Also during 1996, the Company installed the first release of its TRACS* client/server software product as it migrated TRACS* from its earlier DOS-based version. Initial installations of this new version of TRACS* required greater implementation resources and costs than previously associated with the sale and implementation of earlier versions of TRACS*. Furthermore, the significant increase in the number of DMPLUS and TRACS* installations has resulted in, and the Company believes will continue to result in, an increasing demand for software maintenance and support contracts. To meet this demand, the Company has invested significantly in staffing and equipping dedicated product support groups. As revenue from these services grow, management believes that gross profit margins will increase accordingly.

              While no assurance may be made with respect to future productivity performance, the Company believes the recent productivity gains at Buschman are sustainable and may be further improved. The ability of the Company to increase productivity performance depends primarily upon (i) the ability of White to realize the benefits of new systems and organizational changes, (ii) the utilization of the addition of capacity at Alvey and Busse and (iii) the implementation and success of additional programs aimed at reducing project cycle times and engineering productivity.

              SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $61.5 million in 1996, representing an increase of $9.8 million, or 19.1% over the $51.6 million in 1995. As a percentage of sales, selling, general and administrative (SG&A) expenses increased to 18.6% in 1996 compared to 17.9% in 1995. Excluding Weseley, where due to the nature of its business SG&A is significantly higher as a percentage of sales, the "same store" increase in SG&A was $5.7 million or a 11.1% increase over 1995. As a percentage of sales, "same store" SG&A was 17.6% or 0.3 points lower than 1995. The most significant year-over-year increase, in both dollars and as a percentage of sales, was at MFA and is attributable to the addition of sales and marketing personnel and professional staff to support current product demand and to generate future growth in licensee fee revenue and the international marketing of the SLG DMPLUS and TRACS* products. SG&A expenses of the DLG increased $2.3 million or 10.9% over 1995 expenses which is the result of the Company's investment to further develop its "Design and Build" capabilities, improve its project concepting and estimating resources and open a direct sales office to replace an independent distributor.

              WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT was $12.7 million in 1996 compared to $0 in 1995. In connection with the acquisitions of Weseley and RTS during 1996, $11.7 million and $1.0 million, respectively, of the related purchase price was allocated to purchased in-process research and development costs at the dates of acquisition and immediately expensed as write-offs of purchased research and development costs. (See Note 3 to the Consolidated Financial Statements for further discussion.)

              RESEARCH AND DEVELOPMENT EXPENSES were $4.8 million for 1996, representing an increase of $2.7 million, or 134%, compared to $2.1 million in 1995. Of this increase, $976,000 is attributable to the inclusion of Weseley in 1996. In addition, substantial increases were recorded (i) at MFA as it continues to develop and broaden the functionality of its DMPLUS software product and improve the interface between DMPLUS and TRACS*, (ii) at Buschman as it develops new conveyor products and applications and (iii) at Busse for the development of enhanced palletizer and depalletizer offerings.

              WRITE-OFF OF GOODWILL was $11.5 million in 1996 compared to $0 in 1995. In 1996, remaining goodwill of one of the Company's subsidiaries was written-off as it was considered to be impaired due to historical losses and uncertainty regarding future income and cash flows. (See Note 6 to the Consolidated Financial Statements for further discussion.)

              OTHER EXPENSE (INCOME), NET was $1.4 million of expense in 1996,
representing an increase of $1.5 million over 1995.   This increase is almost
entirely attributable to the $1.4 million charge associated with the first quarter termination of a consulting agreement in connection with the refinancing and recapitalization transactions, described below in the section entitled "Liquidity and Capital Resources".

              OPERATING INCOME (LOSS) decreased to a loss of $18.5 million in 1996 from income of $15.4 million in 1995. As a percentage of net sales,
operating income decreased to (5.6%) in 1996 from 5.4% in 1995.    However,
excluding non-recurring charges of $26.3 million resulting from the $12.7 million write-off of purchased in-process research and development costs associated with the acquisitions of Weseley and RTS, an $11.5 million write-off of goodwill, the $1.4 million expense associated with the termination of a consulting agreement and the $0.7 million related to the write-off of capitalized software costs (See Note 2 to the Consolidated Financial Statements for further discussion), operating income would have been $7.8 million, representing a decrease of $7.6 million compared to 1995 operating income. As a percentage of sales, and excluding the non-recurring charges described above, operating income decreased to 2.3% in 1996 compared to 5.4% for 1995. This decrease is a result of the increases in SG&A and R&D exceeding the growth in gross profit, as described above.

              INTEREST EXPENSE increased to $12.3 million in 1996, representing
an increase of $5.4 million, or 78.4%, from $6.9 million in 1995.   This
increase reflects the higher level of borrowings resulting from the issuance of the $100 million of 11.375% Senior Subordinated Notes (the "Debt Offering") in January 1996, the higher interest rate on these notes and the $836,000 increase in non-cash amortization charges relating to the debt issuance costs associated with the Debt Offering.

              INCOME TAX EXPENSE (BENEFIT) was a benefit of $1.9 million in 1996, representing a change of $6.0 million from an expense of $4.1 million in 1995. The related effective income tax rate decreased to 6.2% in 1996 from 48.3% in 1995, primarily as a result of the $25.5 million of nondeductible expenses related to the amortization and write-off of goodwill and the write-off of purchased in-process research and development.

              EXTRAORDINARY LOSS, NET was $2.0 million in 1996 and there was no
extraordinary loss in 1995.   This extraordinary loss represents the write-off
of debt issuance cost and related debt prepayment penalties, net of tax, resulting from the early extinguishment of the Company's debt as part of the recapitalization. (See the "Liquidity and Capital Resources" section.)

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994

              NET SALES were $288.0 million in 1995, representing an increase of $39.8 million, or 16.1%, over net sales of $248.2 million in 1994. As the Company did not complete any acquisitions during 1994, this increase in net sales is due to sales growth at each of the Company's operating subsidiaries.
In particular, the strong demand for Alvey's redesigned mid-range and high-speed palletizers and its success in providing integrated systems resulted in record shipments and sales and produced an increase of $17.1 million, or 19.3%, in net sales over 1994. At MFA, continued strong demand for warehouse management systems caused sales to grow by $11.9 million, or 42.6%, compared to 1994. Buschman also realized significant revenue gains from integrated and systems projects as sales of these systems increased $6.0 million, or 16.6%.

              On a consolidated basis, new order bookings were $318.9 million for 1995, representing an increase of $50.3 million, or 18.7%, over bookings for 1994. Increases in 1995 new order bookings were realized by each of the Company's operating subsidiaries other than White, with new order bookings at Alvey and Buschman increasing by $33.5 million and $9.5 million, or 36.4% and 13.7%, respectively. This significant increase in customer demand created a record year-end sales backlog of $143.9 million at December 31, 1995, which represents an increase of $29.4 million, or 25.7%, over the backlog at December 31, 1994. The most significant increases in year-end backlog were at Alvey, which recorded an increase of $20.2 million, or 46.3%, and Buschman, which recorded an increase of $8.6 million, or 31.1%. Alvey's backlog is driven by the increasing number and size of integrated and palletizing systems while Buschman's success has resulted from significant bookings increases in major warehouse systems.

              GROSS PROFIT was $70.7 million for 1995, an increase of $11.6 million, or 19.5%, over 1994. This increase was primarily the result of increased sales volume offset by a slightly less favorable mix of products resulting in additional margins of approximately $9.5 million. In addition, improved operating efficiencies at each manufacturing entity (other than White) offset somewhat by project cost overruns, produced additional margins of $1.7 million. The gross profit margin as a percent of sales increased to 24.6% for 1995 from 23.8% for 1994 due to operating efficiencies and the effects of re-engineering certain major products. These gains were partially offset by product and project overruns caused by over-committed manufacturing and engineering resources at Alvey and, to a lesser degree, at Busse, during portions of 1995. However, management believes the expansion of its facilities, the integration of the Company's systems and the productivity enhancement and engineering programs initiated in recent years have resulted in manufacturing efficiency and productivity gains. Specifically, the gross margin percentage at Buschman increased 6.7 percentage points in 1995 compared to 1994. This increase is primarily a result of the efficiency and productivity gains and targeted marketing programs attributable to the efforts of the new management team that was put in place during the second and third quarters of 1994. Since the second half of 1994, "as sold" margins (the estimated gross margin on a specific project at the time the contract is executed) on new orders have improved, resulting in an increase in Buschman's gross profit of approximately $800,000 during 1995. More importantly, the standardization of Buschman's product line and manufacturing engineering programs have generated substantial changes in the manufacturing process and have resulted in significant improvements in labor efficiencies, product deliveries and inventory levels. These improvements increased gross profit in 1995 by approximately $2.5 million over 1994 results.

              Gross profit at White decreased 21.6% from 1994. This decrease is primarily attributable to an under-utilization of the manufacturing and engineering resources in the first half of 1995, and an over-utilization of the same resources during the last four months of 1995 as sales significantly increased. This significant deviation in the demand for these resources caused an under-absorption of overhead costs during the first half of 1995 and inefficiencies during the fourth quarter and resulted in various product and project cost overruns. In response to the difficulties encountered at White during 1995, the Company has hired or transferred three senior executives and realigned certain management functions at White to conform to policies and structures in place and proven to be successful at other operating companies of the Company.

              SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $51.6 million for 1995, representing an increase of $8.2 million, or 19.0%, over 1994. This increase is primarily attributable to expenses associated with increased sales, the creation of two new marketing and sales support teams responsible for integrated systems and international sales and approximately $1.7 million of performance-based incentive compensation and profit sharing distributions. As a percentage of sales, selling, general and administrative expenses increased to 17.9% for 1995 from 17.5% for 1994. This increase reflects the cost of increased marketing staff to secure the record bookings and the higher levels of incentive compensation and profit sharing.

              RESEARCH AND DEVELOPMENT EXPENSES were $2.1 million for 1995, a decrease of $487,000, or 19.2%, compared to $2.5 million for 1994. Research and development expenses were higher for 1994 as compared to 1995 as a result of expenses incurred prior to the establishment of technological feasibility related to the development of a standard warehouse management software system at MFA.

              OTHER EXPENSE (INCOME), NET was income of $108,000 for 1995, representing a difference of $2.4 million, as compared to $2.3 million in expense in 1994. The difference is primarily attributable to the one-time payment of stay bonus to an executive at White during 1994 in connection with the acquisition of that entity.

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

             INCOME TAX EXPENSE (BENEFIT) was $4.1 million of expense for 1995, representing an increase of $2.6 million from $1.5 million of expense for 1994. The effective income tax rate of 48.3% in 1995 increased from an effective rate of 47.5% experienced in 1994 due to the absence of foreign tax credits in 1995, offset by somewhat lesser effects of (i) state income taxes, (ii) nondeductible goodwill amortization and (iii) certain nondeductible meals and entertainment expenses.

LIQUIDITY AND CAPITAL RESOURCES

              WORKING CAPITAL. During the three years ended December 31, 1996, the Company generated approximately $42.1 million of cash from operations, which has been sufficient to fund the Company's ongoing working capital, capital expenditures and debt service requirements.
As the Company's business has expanded internally and through acquisitions during this period, increases in working capital requirements (primarily related to accounts receivable and inventory) were significantly offset by funds the Company received from its customers in the form of deposits and progress billings.

              CASH PROVIDED BY OPERATIONS. Cash flows from operations were $11.3 million, $18.9 million and $11.8 million for the years ended December 31, 1996, 1995 and 1994, respectively.

              LEWISTON OPERATION. In connection with the acquisition of Buschman in 1992, the Company made a decision to close Buschman's carousel manufacturing plant in Lewiston, Maine. In connection with the acquisition of White in December 1993, the Company was ordered by the Federal Trade Commission to hold Buschman's Lewiston operation separate and to find a suitable buyer for the business. In the course of pursuing a buyer and pursuant to the FTC order, the Company was required to fund the Lewiston operation and, as a result, has incurred expenditures of $588,000, $2.3 million and $2.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Lewiston operation was divested on July 31, 1995, at which time the Company agreed to assist in funding the operation through July 31, 1997. A third party currently operates the plant. As of December 31, 1996, the remaining expenditures to assist in the funding are expected to approximate an aggregate of $531,000. Upon its initial decision to close the Lewiston plant, the Company accrued losses of $1.4 million at December 31, 1992, net of applicable tax benefits, with respect to plant closure costs and the write-off of related assets, with an offsetting charge to goodwill. As a result of the Federal Trade Commission intervention, all subsequent losses, including those anticipated through ultimate disposal of the facility, were charged to earnings as an extraordinary loss, net of tax benefits, in 1993.

              CAPITAL EXPENDITURES. Capital expenditures, including capitalized software development costs, for the years ended December 31, 1996, 1995 and 1994 were approximately $11.6 million, $4.5 million and $5.1 million, respectively. These expenditures were used primarily to finance a new facility for Alvey (1995 and 1996), plant expansion at Busse (1995 and 1996), the acquisition of computer and powder paint equipment and the administrative restructuring at White (1994), plant expansion and reorganization at Buschman
(1994), software development, computer systems and equipment at MFA (1994 and 1995) and normal recurring replacements of machinery and equipment.

              RESEARCH AND DEVELOPMENT COSTS. As described in Note 3 to the Company's Consolidated Financial Statements, approximately $11.7 million of the Weseley purchase price was allocated to purchased in-process research and development and charged to expense in the quarter ended March 31, 1996. The purchased research and development relates to the TRACS* Version 3.0 product of Weseley. Additionally, $1.0 million of the RTS purchase price was allocated to purchased in-process research and development and charged to expense in the quarter ended December 31, 1996.

              ACQUISITIONS AND DIVESTITURES. The Company expended $19.0 million of cash for the acquisitions of Weseley and RTS in 1996. These acquisitions were financed primarily with proceeds from the Debt Offering. The Company received $0.7 million of proceeds in 1994 from the sale of its closed facility in Cassville, Missouri.

              DEBT AND EQUITY INFUSIONS. On January 3, 1995, the Company issued $2.0 million principal amount of 11.95% Unsecured Subordinated Notes to certain shareholders of Pinnacle. The 11.95% Unsecured Subordinated Notes were repaid in January 1996 with a portion of the proceeds received in the Debt Offering discussed below.

              DEBT OFFERING AND RECAPITALIZATION OF PINNACLE. Concurrently with the Debt Offering in January 1996, the Company entered into a senior bank credit agreement with NationsBank, N.A. consisting of a $30 million revolving credit facility which matures in 2001 (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at a rate based upon, at Alvey's option, the Base Rate (as defined in the Revolving Credit Facility) plus 1.50% or the Euro-dollar Rate (as defined in the Revolving Credit Facility) plus 2.50%, with a step down in rates based upon achieving predefined earnings objectives. Borrowings under the Revolving Credit Facility are guaranteed by Pinnacle and subsidiaries of Alvey and secured by substantially all of the assets of Alvey and its subsidiaries. At December 31, 1996, there were no borrowings outstanding under the Revolving Credit Facility.

              In the Debt Offering, Alvey issued $100 million of 11.375% Senior Subordinated Notes which are due in January 2003. In accordance with the terms of the Debt Offering, Alvey filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the 11.375% Senior Subordinated Notes for a new issue of debt securities of Alvey registered under the Securities Act of 1933, as amended, with terms substantially identical to those of the 11.375% Senior Subordinated Notes. Such registration statement was declared effective on May 9, 1996 and the exchange of $100 million in principal amount of the original notes for $100 million in principal amount of registered notes was completed on June 11, 1996. Interest payments on such notes, which are payable semiannually, commenced in July 1996.

              Concurrent with the Debt Offering, Pinnacle sold $23 million of Pinnacle Series A Preferred Stock, $7.0 million of Pinnacle Series C Preferred Stock and approximately $11.3 million of Pinnacle Series B Preferred Stock, together with warrants to purchase up to 256,075 shares of Pinnacle Common Stock (the "Preferred Stock Offering"). Dividends on the Pinnacle Series A, B and C Preferred Stock are payable quarterly. While Alvey has not guaranteed nor is it contingently obligated with respect to any such series of Preferred Stock, Pinnacle has no financial resources, other than from Alvey and Alvey's operating subsidiaries, to satisfy cash requirements relative to these preferred shares.

              USE OF PROCEEDS. The Company applied the net proceeds of the Debt Offering in the following manner: (i) approximately $46.2 million was used to repay the Company's outstanding senior indebtedness; (ii) approximately $2.3 million was used to repay the Company's outstanding 11.95% subordinated debt;
(iii) approximately $21.6 million was distributed as a dividend from Alvey to Pinnacle which, together with the net proceeds from the Pinnacle Preferred Stock Offering, was used by Pinnacle to fund, in part, the cash necessary to buy back certain shares of Pinnacle's outstanding common stock ($23.8 million) and to redeem certain shares of Pinnacle's outstanding preferred stock ($25.3 million);
(iv) approximately $7.5 million was used to pay transaction costs; and (v) approximately $8.9 million was used for general corporate purposes (including capital expenditures) in 1996. Prepayment penalties of $371,000 were incurred in connection with the repayment of the subordinated debt. In addition, the Company used $15.0 million of the proceeds of the Debt Offering to consummate the Weseley acquisition in January 1996.

              ONGOING CASH FLOWS FROM OPERATIONS. Based on its ability to generate funds from operations, the Company believes that it will have sufficient funds available to meet its currently anticipated operating, debt service and capital expenditure requirements with minimal additional borrowings. In addition, the Company expects to continue to evaluate and consider business acquisition candidates, although no acquisitions are pending or contemplated. The Company believes that its funds from operations will be sufficient to meet its short-term capital requirements and that such funds, together with available funds under the Revolving Credit Facility, will be sufficient to meet its capital requirements for the forseeable future. The Company's belief regarding its capital requirements is forward-looking and involves risks and uncertainties that could significantly impact the Company's expected liquidity requirements in the short and long term.

              BACKLOG. As of December 31, 1996, the Company had a backlog of $136.1 million, as compared to $143.9 million as of December 31, 1995. The Company's backlog is based upon firm customer commitments that are supported by purchase orders, other contractual documents and cash payments. While the level of backlog at any particular time may be an indication of future sales, it is not necessarily indicative of the future operating performance of the Company. Additionally, certain backlog orders may be subject to cancellation in certain circumstances. The Company believes that virtually all orders in backlog at December 31, 1996 will be converted to revenue within one year.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The consolidated financial statements required in response to this item are included on pages F-1 through F-24 hereof.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              The following table sets forth certain information concerning Alvey's directors and executive officers.

                                     YEARS IN
                   NAME        AGE   INDUSTRY    POSITION WITH ALVEY
                   ----        ---   --------    -------------------

William R. Michaels (1)       62        22       Chairman of the Board,
                                                 Chief Executive Officer
                                                 and Director
Stephen J. O'Neill            55        26       President
Michael J. Tilton             47        17       Senior Vice President
                                                 and Secretary
James A. Sharp                49        13       Senior Vice President,
                                                 Chief Financial Officer,
                                                 Assistant Treasurer
                                                 and Assistant Secretary
Frederick R. Ulrich, Jr. (1)  53        --       Director
Prakash A. Melwani (1)        38        --       Director
Daniel S. O'Connell (2)       43        --       Director
Charles A. Dill (2)           57        --       Director

              The following table sets forth certain information concerning certain executive officers and directors of Pinnacle and the Company. Each of Alvey and its seven subsidiaries are managed by Pinnacle.


                                                 YEARS IN
NAME                                  AGE        INDUSTRY           PRINCIPAL POSITION IN PINNACLE ORGANIZATION
----                                  ---        --------           -------------------------------------------
William R. Michaels (1)               62           22            Chairman of the Board, President, Chief Executive
                                                                   Officer and Director of Pinnacle
Michael J. Tilton                     47           17            Executive Vice President-Operations & Finance and
                                                                   Secretary of Pinnacle
James A. Sharp                        49           13            Vice President, Chief Financial Officer, Treasurer and
                                                                   Assistant Secretary of Pinnacle
Christopher C. Cole                   41           7             Executive Vice President of Pinnacle and Chief
                                                                   Executive Officer and Director of Buschman
Ritch J. Durheim                      49           25            Executive Vice President of Pinnacle and Chief
                                                                   Executive Officer and Director of MFA
Stephen J. O'Neill                    55           26            Executive Vice President of Pinnacle and President of
                                                                   Alvey
Frederick R. Ulrich, Jr. (1)          53           --            Director of Alvey and Pinnacle
Prakash A. Melwani (1)                38           --            Director of Alvey and Pinnacle
Daniel S. O'Connell (2)               43           --            Director of Alvey and Pinnacle
Charles A. Dill (2)                   57           --            Director of Alvey and Pinnacle

------------------

(1)      Member of the Compensation Committee.
(2)      Member of the Audit Committee.

              WILLIAM R. MICHAELS has served as Chairman of the Board, Chief Executive Officer and Director of Alvey since September 1988; as Chairman of the Board, President, Chief Executive Officer and Director of Pinnacle since September 1988; and as Chairman of the Board and Director of each of Alvey's subsidiaries. From 1984 to 1988, Mr. Michaels served as the President and Chief Executive Officer of Rapistan Corp., a manufacturer of distribution conveyor systems. Mr. Michaels is Vice Chairman of the Board of Governors of the Material Handling Institute of America, the materials handling industry's trade association. In addition to his Pinnacle duties, from July 1989 to January 1992 Mr. Michaels was the Chairman of the Board of Holophane Company, Inc., a Columbus, Ohio company in the lighting industry. Mr. Michaels continues as a director of Holophane. Mr. Michaels is a graduate of the State University of New York.

              STEPHEN J. O'NEILL has served as President of Alvey since November 1992, as Executive Vice President of Pinnacle since September 1988, as Vice President and Director of MFA since May 1989, as Director of Weseley since January 1996 and as Director of Busse since May 1996. Previously, Mr. O'Neill served as Senior Vice President of Alvey from September 1988 to November 1992. Prior to joining Alvey, Mr. O'Neill served as a Vice President of Rapistan Corp. from April 1986 to September 1988. Mr. O'Neill earned a B.S. degree in Electrical Engineering from Rose Polytechnic Institute. Mr. O'Neill currently serves on the board of directors of AAIM, a Quality Institute and Education Center in Missouri.

              MICHAEL J. TILTON has served as Senior Vice President and Secretary of Alvey and as Executive Vice President of Operations & Finance and Secretary of Pinnacle since April 1994 and as Vice President and Director of each of Alvey's subsidiaries. On an operating basis, Alvey and its subsidiaries historically have reported to Mr. Tilton in his position as Executive Vice President of Pinnacle. Previously, Mr. Tilton served as Senior Vice President and Chief Financial Officer from September 1988 to April 1994. Mr. Tilton served as a Vice President of Rapistan Corp. from 1985 to 1988. Mr. Tilton graduated from the University of Iowa with a B.B.A. degree in Finance and earned a M.B.A. degree from Drake University.

              JAMES A. SHARP has served as Vice President, Chief Financial Officer, Assistant Treasurer and Assistant Secretary of Alvey since April 1994; as Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Pinnacle since April 1994; and as Chief Financial Officer of each of Alvey's subsidiaries. Previously, Mr. Sharp held various accounting and financial positions with Pinnacle and its subsidiaries, including Controller and Treasurer of Alvey, since 1983. Mr. Sharp graduated from Southern Illinois University with a B.S. degree in Accounting and is a Certified Public Accountant in the state of Missouri.

              FREDERICK R. ULRICH, JR. has been a Director of Alvey and
Pinnacle since August 1988.   Mr. Ulrich has served as Chief Executive Officer
of Buttonwood Capital, Inc. since 1992 and as Chief Executive Officer of Mammoth Capital, Inc. since 1996. Previously, Mr. Ulrich served as Chairman of the Board and Chief Executive Officer of Raebarn Corporation from 1988 to 1995. Mr. Ulrich is a director of Paul Sebastian, Incorporated and RC Distribution, Inc. Mr. Ulrich is a graduate of the United States Military Academy and holds a M.B.A. degree from Harvard University.

              PRAKASH A. MELWANI has served as a director of Alvey and Pinnacle since January 1996. He is a Managing Director of Vestar Capital
Partners ("Vestar"), an affiliate of which is a significant stockholder of Pinnacle and with whom Mr. Melwani has been associated since its founding in 1988. Mr. Melwani is a director of Argo-Tech Corporation and International AirParts Corporation. Mr. Melwani graduated from Cambridge University with a B.A. degree and received a M.B.A. degree from Harvard University.

              DANIEL S. O'CONNELL has served as a director of Alvey and Pinnacle since January 1996. Mr. O'Connell has served as the Chief Executive Officer of Vestar since its founding in 1988. Mr. O'Connell also serves as a Director of Aearo Corporation, Anvil Knitwear, Inc., Clark-Schwebel, Inc., Prestone Products Corporation, Remington Products Corporation, L.L.C., and Russell-Stanley Corporation. Mr. O'Connell graduated from Brown University with an A.B. degree and Yale University School of Management with an M.P.P.M. degree.

              CHARLES A. DILL became a director of Alvey and Pinnacle on February 28, 1996. Mr. Dill is currently a General Partner in Gateway Associates, L.P., a leading St. Louis-based equity management partnership. Previously, from April 1991 through April 1995, Mr. Dill was President and, from October 1992 through April 1995, Chief Executive Officer of Bridge Information Systems, Inc. (a leading provider of on-line financial information and databases to institutional securities markets). From February 1988 to September 1990, he was President and a Director of AVX Corporation (a ceramic electronic devices manufacturer). Mr. Dill serves as a director of Stifel Financial, a securities brokerage and investment banking firm, of Zoltec, a specialty producer of carbon fiber composite materials, of Transact Technologies, a manufacturer of transaction-based printers for point-of-sale terminals and of Kennedy Capital Management, a private money manager. Mr. Dill graduated from Yale University with a B.S. degree in mechanical engineering and received a M.B.A. degree from Harvard University.

              CHRISTOPHER C. COLE has served as Chief Executive Officer and Executive Vice President of Buschman since March 1994, as Director of Buschman since February 1996, as Executive Vice President and Director of White since October 1996, as Executive Vice President of Pinnacle since 1994 and as Chief Executive Officer and Director of RTS since its acquisition. Previously, Mr. Cole served as President of Buschman from March 1994 to January 1997. Prior to joining Buschman, Mr. Cole served in a variety of executive positions at Cincinnati Milacron, Inc. since 1979 and was Vice President since 1987. Mr. Cole graduated from Wesleyan University with a B.A. degree and received a M.B.A. degree from Harvard University. Mr. Cole has served on the board of directors of the Cincinnati chapter of the American Red Cross since 1989 and is currently a member of the executive committee of such board.

              RITCH J. DURHEIM has served as Chief Executive Officer of MFA since May 1995, as Director of MFA since May 1989, as Executive Vice President of Pinnacle since May 1995 and as Senior Vice President and Director of Weseley since January 1996. Previously, Mr. Durheim served as President of MFA from May

1995 to December 1996. From April 1994 to May 1995 Mr. Durheim served as President and Chief Operating Officer of MFA. Prior to 1994, Mr. Durheim held various positions with MFA since 1977. Mr. Durheim graduated from Marquette University with a B.S. degree.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

              The following table sets forth, for the years ended December 31, 1996 and 1995, the earned compensation of the Chief Executive Officer and the next four highly compensated executive officers of Alvey (the "Named Executive Officers"):


                                                                                SUMMARY COMPENSATION TABLE
                                                        ------------------------------------------------------------------------
                                                                        ANNUAL COMPENSATION
                                                        ----------------------------------------------------
                                                                                                                 COMPENSATION
                                                                                                                AWARDS - STOCK
                                                                                                OTHER ANNUAL      OPTIONS (# OF
NAME AND PRINCIPAL POSITION                             YEAR     SALARY           BONUS (A)    COMPENSATION (B)   SHARES) (C)
--------------------------------------------------------------------------------------------------------------------------------
WILLIAM R. MICHAELS
  Chairman and Chief Executive Officer of Pinnacle     1996     $317,650         $  -           $  -                 -
  and Alvey                                            1995      302,500          301,200          -                 -

RITCH J. DURHEIM
  Chief Executive Officer of MFA                       1996      194,500          202,353          -                15,000
                                                       1995      173,750          185,905          -                 -

STEPHEN J. O'NEILL
  President of Alvey                                   1996      210,000          100,000          -                 -
                                                       1995      191,750          187,040          -                 -

CHRISTOPHER C. COLE
  Chief Executive Officer of Buschman                  1996      194,250          112,000          -                 -
                                                       1995      185,000          216,800          -                 -

MICHAEL J. TILTON
  Executive Vice President of Pinnacle and             1996      210,000            -              -                 -
  Senior Vice President and Secretary of Alvey         1995      191,750          205,500          -                 -
------------------


(a) Reflects amount earned in 1996 and 1995, respectively, of which amount portions have been paid in 1997 and 1996, respectively.
(b) Perquisites or other personal benefits which in the aggregate were less than the lesser of $50,000 and 10% of an officer's annual salary and bonus in 1996 and 1995, respectively, have been omitted.
(c) The figures set forth in this column represent the number of options granted in 1996 and 1995, respectively, to purchase the Common Stock of the Company's parent, Pinnacle.

PENSION PLAN

              The Company maintains 401(k) savings plans for virtually all employees who meet certain eligibility requirements, except certain union employees who participate in multi-employer pension plans. Under the plans, the employees may defer receipt of a portion of their eligible compensation, with the Company matching a defined percentage of the employees' deferral. The Company's matching contributions were $701,000, $614,000 and $429,000 for the years ended 1996, 1995 and 1994, respectively. The Company may also elect to make discretionary profit sharing contributions for virtually all employees, except those union employees who participate in multi-employer pension plans.

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

              On May 10, 1989, MFA entered into an employment agreement with Ritch Durheim. Pursuant to the agreement, Mr. Durheim serves as President and, subsequently, Chief Executive Officer of MFA for an annual base salary of $172,250. The base salary will be reviewed annually to consider an upward adjustment for each subsequent year. The agreement entitles Mr. Durheim to an automobile allowance, club membership, an annual bonus, life, disability and health insurance and to other benefit plans provided by MFA to its other employees. The agreement contains a non-disclosure and non-competition provision which is effective for the term of Mr. Durheim's employment with MFA.

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

BOARD OF DIRECTORS COMMITTEES AND COMPENSATION

              Alvey and Pinnacle each have a Compensation Committee and an Audit Committee. During 1996, Alvey and Pinnacle paid to non-employee directors, except directors elected or nominated by certain significant investors in Pinnacle, an annual fee of $25,000, and reimbursed each of its directors for their out-of-pocket expenses incurred in connection with serving as a director. Directors who are employed by Pinnacle or the Company do not receive a fee for serving as directors.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Pinnacle owns 100% of the outstanding capital stock of Alvey. The following table sets forth certain information regarding the beneficial ownership of Pinnacle Common Stock as of March 25, 1997 (i) by each person who is known by the Company to own beneficially more than 5% of Pinnacle Common Stock, (ii) by each of the directors of Alvey and Pinnacle, (iii) by each Named Executive Officer and (iv) by all directors and executive officers as a group.



                                                           PINNACLE COMMON STOCK
                                                                                FULLY-DILUTED
NAME AND ADDRESS OF BENEFICIAL OWNER (1)(2)     SHARES OWNED  PERCENTAGE (3)    PERCENTAGE (4)
------------------------------------------      ------------    -------------    --------------
EXECUTIVE OFFICERS AND DIRECTORS
  Prakash A. Melwani (5)(6)..................      179,252         27.0%          22.4%
  Daniel S. O'Connell (5)(6).................      179,252         27.0           22.4
  William R. Michaels (7)....................       72,187         14.8            9.0
  Frederick R. Ulrich, Jr. (8)...............       27,517          5.7            3.4
  Charles A. Dill............................            0            0              0
  Christopher C. Cole (9)....................       20,000          4.0            2.5
  Ritch J. Durheim (10)......................        5,407          1.1            0.7
  Stephen J. O'Neill (11)....................       48,902         10.1            6.1
  Michael J. Tilton (12).....................       47,170          9.7            5.9

OTHER BENEFICIAL OWNERS

  Vestar Equity Partners, L.P. (6)(13).......      179,252         27.0           22.4
  Chase Equity Associates, A California
   Limited Partnership (13)(14)..............       57,617         10.6            7.2
  Mark R. Allison (15).......................       33,678          6.9            4.2

  All Executive Officers and Directors as a
    Group (10  Persons)......................      407,795(16)     57.8           51.0


_________________
 (1) Unless otherwise noted, the address of each of the foregoing is c/o Pinnacle at 101 S. Hanley, Suite 1300, St. Louis, Missouri 63105.

 (2) Unless otherwise noted, sole voting and dispositive power are possessed with respect to all shares shown.

 (3) The percentages under the heading "Percentages" are based upon 485,516 shares of Pinnacle Common Stock outstanding and takes into account all derivative securities held by such Beneficial Owner that are exercisable for shares of Pinnacle Common Stock within 60 days.

 (4) The percentages under the heading "Fully-Diluted Percentages" are based upon 798,853 shares of Pinnacle Common Stock outstanding, which gives effect to the exercise of outstanding (i) options exercisable within 60 days to purchase 42,446 shares of Pinnacle Common Stock and (ii) warrants exercisable within 60 days to purchase 270,891 shares of Pinnacle Common Stock.

 (5) Includes 179,252 shares issuable upon exercise of warrants held by Vestar Equity Partners, L.P., as to which Messrs. Melwani and O'Connell disclaim beneficial ownership.


 (6) Address is c/o Vestar Capital Partners, 245 Park Avenue, 41st Floor, New York, New York 10167-4098.

 (7) Includes 601 shares of Pinnacle Common Stock issuable upon exercise of outstanding warrants.

 (8) Includes 401 shares of Pinnacle Common Stock issuable upon exercise of outstanding warrants. Includes the following number of shares held by or in trust for Mr. Ulrich's children: 505 shares of Pinnacle Common Stock; 705 shares of Pinnacle Common Stock held by the Lauren T. Ulrich Trust '89; 706 shares of Pinnacle Common Stock held by the Farrell Ulrich Trust '89; 700 shares of Pinnacle Common Stock held by the Frederick Ulrich III Trust '92; and 505 shares of Pinnacle Common Stock held by Amy C. Ulrich.

 (9) Includes 18,700 shares of Pinnacle Common Stock issuable upon exercise of outstanding options.

(10) Includes 235 shares of Pinnacle Common Stock issuable upon exercise of outstanding warrants.

(11) Includes 902 shares of Pinnacle Common Stock issuable upon exercise of outstanding warrants.

(12) Includes 2,800 shares held by the Julie C. Tilton Trust and 2,800 shares held by the Tracy L. Tilton Trust.

(13) All of such shares are issuable upon exercise of warrants.

(14) c/o Chase Venture Partners, 270 Park Avenue, New York, New York
     10017.

(15) Includes 501 shares of Pinnacle Common Stock issuable upon exercise of outstanding warrants.

(16) The 179,252 shares of Pinnacle Common Stock issuable upon exercise of warrants held by Vestar Equity Partners, L.P., as to which Messrs. Melwani and O'Connell disclaim beneficial ownership, are counted once in this total.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS AGREEMENT AND REGISTRATION RIGHTS

              In connection with the 1988 acquisition of Alvey by Pinnacle (the "1988 Acquisition"), entities affiliated with Acadia (the "Acadia Stockholders"), individuals affiliated with Raebarn Corporation (the "Raebarn Stockholders"), certain management stockholders and Pinnacle entered into a Stock Purchase and Stockholders Agreement which has been amended and restated several times through the date hereof (the "Initial Stockholders Agreement"). In January 1996, the Initial Stockholder Agreement was amended and restated again pursuant to the Amended and Restated Stockholders Agreement by and among Pinnacle, the Management Stockholders (as defined therein), the Raebarn Stockholders (as defined therein) and the Investors (the "Amended and Restated Stockholders Agreement").

              The following is a summary of the Amended and Restated Stockholders Agreement (certain terms used herein are defined therein):

              VESTING OF MANAGEMENT STOCKHOLDER SHARES. Shares of Pinnacle Common Stock issued to Management Stockholders (as defined in the Amended and Restated Stockholders Agreement) vest in equal installments over a period generally ranging between three and five years (depending on the terms set by the Board of Directors at the time of issuance). Any shares of Pinnacle Common Stock held by a Management Stockholder that are unvested at the time of death, permanent disability, resignation or termination (for whatever reason) of such Management Stockholder will remain unvested and will not vest; provided, however, that in the event of the death or permanent disability of the holder, 50% of the shares which are unvested at that time will become vested. In addition, all unvested shares will become vested upon the acquisition of all of the outstanding shares of Pinnacle by any third party or upon the sale of all of the assets of Pinnacle.

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

              PRIORITY SUBSCRIPTION RIGHTS. If Pinnacle decides to effect a private placement of shares of Pinnacle Common Stock or securities convertible into Pinnacle Common Stock for less than Fair Market Value (as defined in the Amended and Restated Stockholders Agreement) at any time prior to its initial public offering, the stockholders will have a right, subject to certain exceptions including the issuance of financing warrants to institutional lenders), to purchase their respective pro rata portions of the shares to be sold by Pinnacle.

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

TERMINATION AGREEMENT WITH LAFARICK

              Alvey, Pinnacle and Raebarn terminated a consulting agreement with Raebarn Corporation or a predecessor entity ("Raebarn"), each of which is or was beneficially owned by Mr. Ulrich and a former director of Pinnacle, in its entirety in January 1996. In connection with such termination, Pinnacle and Alvey agreed to make termination payments to Raebarn or its designees in the amount of $250,000 per year through January 2004. In April 1995, Raebarn changed its name to Lafarick, Inc. Pinnacle and Alvey expensed the payments of $2.0 million ($1.2 million net of tax), less $555,000 already accrued at December 31, 1995, in the first quarter of 1996.

CONSULTING AGREEMENT WITH MAMMOTH CAPITAL INC.

              On December 31, 1995, Pinnacle and Alvey entered into a consulting agreement with Mammoth Capital Inc., a corporation owned by Mr. Ulrich, pursuant to which Pinnacle and Alvey agreed to pay an annual fee of $200,000, subject to an annual increase at a rate of 3%, in addition to the reimbursement for its out-of-pocket expenses (the "Mammoth Agreement"). The Mammoth Agreement also provides for the payment of a transaction fee in the amount of 1% of the aggregate consideration paid or received in connection with specified merger and acquisition transactions (the "M&A Fee") and 1/2 of 1% of the gross proceeds received in connection with financing transactions involving the public or private offering of debt or equity securities of Pinnacle and Alvey or the incurrence of bank debt, other than financing transactions solely involving amendments, modifications or extensions of the Credit Agreement or the Notes (the "Financing Fee"); provided, however, that the Financing Fee shall not exceed $250,000. Pinnacle and Alvey are not obliged to pay duplicate M&A Fees and Financing Fees in connection with any single transaction or series of related transactions. The Mammoth Agreement will terminate on the earlier to occur of (i) January 24, 2004, (ii) the sale of all or substantially all of the capital stock or assets of either Pinnacle or Alvey or (iii) the death or retirement of Mr. Ulrich. In addition, the Mammoth Agreement will be terminable by Pinnacle and Alvey in the event that Mr. Ulrich fails, or is otherwise unwilling, to perform the services required by such agreement in a manner reasonably acceptable to Pinnacle and Alvey and consistent with past practices.

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

LEASE OF WHITE FACILITIES

              The Company leases the manufacturing facility used by White in Kenilworth, New Jersey from a partnership controlled by Donald J. Weiss, formerly a director of Pinnacle and Alvey. Pursuant to the terms of the lease, the Company paid rent in the amount of $900,000 in 1996. The term of the lease extends through December 2006. The Company believes that the terms of the lease are substantially similar to terms that would have been obtained from a third party in an arms'-length negotiation.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

              (a) LIST OF DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K

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

              3. EXHIBITS. The following are filed as exhibits to this Annual Report on Form 10-K:

Exhibit
 Number                           Description
-------                           -----------

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

Exhibit
 Number                           Description
-------                           -----------

*10.12      Registration Rights Agreement, dated as of January
            24, 1996 by and among Alvey Systems, Inc., Pinnacle
            Automation, Inc. and NationsBanc Capital Markets,
            Inc.
*10.13      Credit Agreement, dated as of January 24, 1996,
            among Alvey Systems, Inc., the lenders named therein
            and NationsBank N.A.
 10.14      Amendment No. 1 dated May 15, 1996 to the Credit
            Agreement, dated as of January 24, 1996, among Alvey
            Systems, Inc., the lenders named therein and
            NationsBank N.A.
 10.15      Amendment No. 2 dated March 14, 1997 to the Credit
            Agreement, dated as of January 24, 1996, among
            Alvey Systems, Inc., the lenders named therein and
            NationsBank N.A.
*10.16      Pledge and Security Agreement, dated as of January
            24, 1996, by Alvey Systems, Inc., as pledgor, in favor
            of NationsBank, N.A.
*10.17      Pledge and Security Agreement, dated as of January
            24, 1996, by Pinnacle Automation, Inc., as pledgor,
            in favor of NationsBank, N.A.
*10.18      Security Agreement, dated as of January 24, 1996,
            by Alvey Systems, Inc., and its subsidiaries, in
            favor of NationsBank, N.A.
*10.19      Non-Competition, Working Capital Guarantee and
            Security Agreement, dated April 15, 1992, by and
            among the Company, Busse Bros, Inc., Eugene H. Busse
            and First Wisconsin Trust Company
*10.20      Non-Competition, Working Capital Guarantee and
            Security Agreement, dated April 15, 1992, by and
            among the Company, Busse Bros, Inc., Sheldon C. Busse
            and First Wisconsin Trust Company
*10.21      Non-Competition, Working Capital Guarantee and
            Security Agreement, dated April 15, 1992, by and
            among the Company, Busse Bros, Inc., Lois B. Biel
            and First Wisconsin Trust Company
*10.22      Stock Purchase Agreement by and among Pinnacle
            Automation, Inc., Alvey Systems, Inc., McHugh,
            Freeman & Associates, Inc., Weseley Software
            Development Corp. and the other signatories thereto,
            dated December 20, 1995 as amended by Amendment
            No. 1 thereto dated January 29, 1996.
 10.23      Stock Purchase Agreement dated as of December 16,
            1996 by and between Alvey Systems, Inc. and
            UNR Industries, Inc.
*10.24      Asset Purchase Agreement dated as of May 9, 1995
            by and among Pinnacle Automation, Inc., Alvey
            Systems, Inc., The Buschman Company, Diamond Machine
            Co. and IMH of Lynchburg, Inc.
*10.25      Lease Agreement, dated December 31, 1986, by and
            among Boright Realty and White Storage & Retrieval
            Systems, Inc.
*10.26      Amended and Restated Employment Agreement, dated
            May 31, 1995, by and among Pinnacle Automation, Inc.
            and William R. Michaels
*10.27      Amended and Restated Employment Agreement, dated
            June 27, 1995, by and among Pinnacle Automation, Inc.
            and Michael J. Tilton
*10.28      Amended and Restated Employment Agreement, dated
            June 27, 1995, by and among Pinnacle Automation, Inc.
            and Stephen J. O'Neill
*10.29      Employment Agreement, dated March 9, 1994, by and
            among The Buschman Company and Christopher C. Cole
*10.30      Employment Agreement, dated December 14, 1993, by and
            among White Storage & Retrieval Systems, Inc. and
            Donald J. Weiss
 21         List of Subsidiaries
 27         Financial Data Schedule
-----------------
* Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-2600) and incorporated herein by reference.

              (b) REPORTS ON FORM 8-K. The Company did not file any Reports on Form 8-K during 1996.

              (c)  Refer to (a)(3) above.

              (d)  Refer to (a)(2) above.

                             INDEX TO ALVEY SYSTEMS, INC.
                          CONSOLIDATED FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----


Report of Independent Accountants                                            F-2
Consolidated Balance Sheet as of December 31, 1996 and 1995                  F-3
Consolidated Statement of Operations for the fiscal years ended
  December 31, 1996, 1995 and 1994                                           F-4
Consolidated Statement of Cash Flows for the fiscal years ended
  December 31, 1996, 1995 and 1994                                           F-5
Consolidated Statement of  Net Investment of Parent for the fiscal
  years ended December 31, 1996, 1995 and 1994                               F-7
Notes to Consolidated Financial Statements                                   F-8

                          REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholder and
Board of Directors of
Alvey Systems, Inc.


    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of net investment of parent present fairly, in all material respects, the financial position of Alvey Systems, Inc. and its subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
St. Louis, Missouri
February 7, 1997, except for
Note 7 which is as of March 19, 1997

                         ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                (DOLLARS IN THOUSANDS)

                                                                                                 DECEMBER 31,
                                                                                        ----------------------------
                                                                                            1996            1995
                                                                                        ------------    ------------
ASSETS:
Current assets:
  Cash and cash equivalents                                                              $    5,025     $    3,405
  Receivables:
    Trade (less allowance for doubtful accounts of $1,206 and $824, respectively)            53,189         42,567
    Unbilled and other                                                                        7,909          6,211
  Accumulated costs and earnings in excess of billings ($47,194 and $54,279,
   respectively) on uncompleted contracts                                                    15,647          8,317
  Inventories:
    Raw materials                                                                            14,634         13,966
    Work in process                                                                           3,909          5,720
  Deferred income taxes                                                                       8,509          4,699
  Prepaid expenses and other assets                                                           3,189          1,665
                                                                                         ----------     ----------
     Total current assets                                                                   112,011         86,550

Property, plant and equipment, net                                                           34,367         25,675
Other assets                                                                                  8,963          6,031
Goodwill (net of amortization of $4,946 and $3,613 respectively)                             26,510         32,029
                                                                                         ----------     ----------

                                                                                         $  181,851     $  150,285
                                                                                         ----------     ----------
                                                                                         ----------     ----------
LIABILITIES, REEDEEMABLE PREFERRED STOCK, AND NET INVESTMENT OF PARENT:
Current liabilities:
  Current portion of long-term debt                                                      $      280     $    6,915
  Accounts payable                                                                           34,405         24,368
  Accrued expenses                                                                           40,377         27,764
  Customer deposits                                                                          11,232         12,107
  Billings in excess of accumulated costs and earnings ($91,902 and $21,233,
    respectively) on uncompleted contracts                                                   20,426         13,904
  Deferred revenues                                                                           4,379            899
  Taxes payable                                                                                 308            994
                                                                                         ----------     ----------
     Total current liabilities                                                              111,407         86,951

Long-term debt                                                                              100,493         42,460
Other long-term liabilities                                                                   9,125          5,075
Deferred income taxes                                                                         1,955          4,196

Commitments and contingencies (Notes 3, 4 and 12)

Redeemable preferred stock:
  Redeemable preferred stock of $.01 par value per share, authorized 500,000 shares:
    Series A Senior Cumulative Exchangeable Preferred Stock of Pinnacle
      Automation, Inc., 0 and 250,000 shares designated, 0 and 210,770 shares issued,
      0 and 210,697 shares outstanding, respectively                                                        21,077
    Cumulative Exchangeable Preferred Stock of Pinnacle Automation, Inc.,
      0 and 100,000 shares designated, 0 and 62,524 shares issued and
      outstanding, respectively                                                                              6,252
   Preferred stock in treasury, 0 and 73 shares of Series A Senior Cumulative
     Exchangeable Preferred Stock of Pinnacle Automation, Inc.                                                  (7)
                                                                                         ----------     ----------
     Total redeemable preferred stock                                                             0         27,322
                                                                                         ----------     ----------
Net investment of Parent                                                                    (41,129)       (15,719)
                                                                                         ----------     ----------
                                                                                         $  181,851     $  150,285
                                                                                         ----------     ----------
                                                                                         ----------     ----------

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                (DOLLARS IN THOUSANDS)



                                                                                YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------
                                                                         1996          1995           1994
                                                                     ----------     ----------     ----------
Net sales                                                            $  331,247     $  288,018     $  248,177
Cost of goods sold                                                      256,218        217,297        189,007
                                                                     ----------     ----------     ----------

Gross profit                                                             75,029         70,721         59,170
Selling, general and administrative expenses                             61,471         51,630         43,402
Write-off of purchased in-process research and development costs         12,700
Research and development expenses                                         4,797          2,051          2,538
Write-off of goodwill                                                    11,491
Amortization expense                                                      1,703          1,737          1,836
Other expense (income), net                                               1,378           (108)         2,279
                                                                     ----------     ----------     ----------

Operating income (loss)                                                 (18,511)        15,411          9,115
Interest expense                                                         12,301          6,896          5,921
                                                                     ----------     ----------     ----------

Income (loss) before income taxes and extraordinary loss                (30,812)         8,515          3,194
Income tax expense (benefit)                                             (1,909)         4,109          1,516
                                                                     ----------     ----------     ----------

Income (loss) before extraordinary loss                                 (28,903)         4,406          1,678
Extraordinary loss, net of income tax benefit of $1,328 (Note 7)          1,993
                                                                     ----------     ----------     ----------

Net income (loss)                                                    $  (30,896)    $    4,406     $    1,678
                                                                     ----------     ----------     ----------
                                                                     ----------     ----------     ----------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)




                                                                                YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                           1996          1995            1994
                                                                      ------------     ----------     ----------
OPERATING ACTIVITIES:
Net income (loss)                                                   $  (30,896)       $  4,406       $  1,678
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation                                                          4,259          2,952          2,752
    Amortization                                                          1,703          1,737          1,836
    Other                                                                                                (173)
    Write-off of purchased in-process research and development
      costs                                                              12,700
    Write-off of goodwill                                                11,491
    Deferred taxes, net of effect of acquisitions                       (2,616)          2,660            571
    Write-off of unamortized debt issue costs included in
      extraordinary loss                                                  2,963
    (Increase) decrease in current assets, excluding effect
      of acquisitions:
      Receivables                                                      (10,745)        (5,979)        (6,483)
      Accumulated costs and earnings in excess of billings on
        uncompleted contracts                                           (7,330)        (1,732)        (1,070)
      Inventories                                                         2,146        (5,636)          1,134
      Other assets                                                        (384)          (259)          1,409
    (Decrease) increase in current liabilities, excluding effect of acquisitions:
      Accounts payable                                                    9,447          4,983          3,773
      Accrued expenses                                                   10,912          5,201          3,429
      Customer deposits                                                   (929)          5,469              8
      Billings in excess of accumulated costs and earnings on
        uncompleted contracts                                             6,522          4,911          2,837
      Deferred revenues                                                   1,641          (681)            108
      Taxes payable                                                      (1,773)          452            (201)
      Other liabilities                                                   2,178            455            217
                                                                    ------------     ----------     ----------

      Net cash provided by operating activities                          11,289         18,939         11,825
                                                                    ------------     ----------     ----------

INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of cash acquired of $61 and $106,
  respectively                                                         (18,997)                         (101)
Cash proceeds on sale of Cassville plant                                                                  698
Payments for agreements not to compete                                    (300)          (300)          (300)
Cash payments to dispose of Lewiston                                      (588)        (2,347)        (2,683)
Software development costs                                                (237)          (582)        (1,106)
Additions to property, plant and equipment, net                        (11,396)        (3,914)        (3,985)
                                                                    ------------     ----------     ----------

       Net cash used for investing activities                          (31,518)        (7,143)        (7,477)
                                                                    ------------     ----------     ----------



             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                (DOLLARS IN THOUSANDS)



                                                                                 YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                           1996          1995            1994
                                                                      ------------     ----------     ----------
FINANCING ACTIVITIES:
Proceeds of borrowings                                               $  132,319      $  27,728      $  42,600
Payments of debt and capital leases                                     (80,921)       (38,538)       (46,317)
Redemption of preferred stock                                           (27,593)
Investment of Parent                                                      5,757             59            309
Treasury preferred stock issuances (purchases)                                              35             (1)
Payments of debt issuance costs                                          (7,713)          (255)           (89)
                                                                      ---------       --------       --------

     Net cash provided by (used for) financing activities                21,849        (10,971)        (3,498)
                                                                      ---------       --------       --------

Net increase in cash and cash equivalants                                 1,620            825            850
Cash and cash equivalents, beginning of year                              3,405          2,580          1,730
                                                                      ---------       --------       --------

Cash and cash equivalents, end of year                                 $  5,025       $  3,405       $  2,580
                                                                      ---------       --------       --------
                                                                      ---------       --------       --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest on financings                                               $  6,777       $  6,851       $  5,534
  Income taxes                                                            1,281            997          1,161

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Alvey Systems, Inc. purchased Automation Equipment Corporation in
  1994 and Weseley Software Development Corp. and Real Time
  Solutions, Inc. in 1996.  In conjunction with the acquisitions, liabilites were assumed as follows:
Fair value of assets acquired                                         $  17,359                        $  215
Fair value assigned to goodwill                                           7,329                           810
Cash paid concurrent with acquisitions, including payments of
  debt of acquired companies and excluding cash acquired                (18,997)                         (101)
                                                                      ---------                      --------

Liabilities assumed                                                    $  5,691                        $  924
                                                                      ---------                      --------
                                                                      ---------                      --------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF NET INVESTMENT OF PARENT
                                (DOLLARS IN THOUSANDS)



                                                               NET INVESTMENT
FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996              OF PARENT
                                                                  ---------

Balance December 31, 1993                                          $  (15,015)
Net income                                                              1,678
Net investment of Parent                                                  309
Preferred stock dividend declared (Note 8)                             (3,304)
                                                                 ------------

Balance December 31, 1994                                             (16,332)
Net income                                                              4,406
Net investment of Parent                                                   59
Preferred stock dividend declared (Note 8)                             (3,852)
                                                                 ------------

Balance December 31, 1995                                             (15,719)
Net loss                                                              (30,896)
Net investment of Parent                                                5,757
Preferred stock dividend declared (Note 8)                               (271)
                                                                 ------------

Balance December 31, 1996                                          $  (41,129)
                                                                 ------------
                                                                 ------------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  ORGANIZATION

         Alvey Systems, Inc. ("Alvey") is a wholly-owned subsidiary of Pinnacle Automation, Inc. ("Pinnacle" or "Parent"). Pinnacle has no operations and no assets other than its investment in Alvey. Alvey, with its subsidiaries (the "Company"), is a leading materials handling and information systems company which provides integrated solutions to a wide range of manufacturing and distribution applications. The Company develops software and controls for materials handling systems and manufactures a broad range of industrial equipment such as conveyors, pelletizers, depelletizers, carousels, sorters and robotics which carry out the physical acts of loading and unloading, sorting and transporting raw materials and finished products.

         The accompanying financial statements of the Company include the accounts of Alvey and its six operating subsidiaries which include: McHugh Freeman & Associates, Inc. ("MFA"), located in Waukesha, Wisconsin, which was acquired in May 1989; Busse Bros., Inc. ("Busse"), located in Randolph, Wisconsin, which was acquired in April 1992; The Buschman Company ("Buschman"), located in Cincinnati, Ohio, which was acquired in October 1992; White Systems, Inc. ("White") located in Kenilworth, New Jersey, which was acquired in December 1993; Weseley Software Development Corp. ("Weseley"), located in Shelton, Connecticut, which was acquired in January 1996 and Real Time Solutions, Inc. ("RTS"), located in Napa, California, which was acquired in December 1996. See Note 3 for additional information on the Weseley and RTS acquisitions. All of the above transactions were accounted for under the purchase method of accounting.

         Effective January 16, 1996, Alvey reincorporated in the State of Delaware under the name Alvey Systems, Inc. The Company historically conducted business as a Missouri corporation under the name Alvey, Inc.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The policies utilized by the Company in the preparation of the consolidated financial statements conform to generally accepted accounting principles, and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Alvey and Alvey's wholly-owned subsidiaries: MFA, Busse, Buschman, White, Weseley and RTS. All significant intercompany transactions, which primarily consist of sales, have been eliminated.

         NET INVESTMENT OF PARENT

         Net investment of Parent represents the net capital contributed by Pinnacle as a result of the sales of its common stock, options and warrants or awards of its common stock and options to certain employees of the Company as well as cumulative results of operations and payment of preferred stock dividends. The basis of Pinnacle's investment in Alvey has been pushed down to the accompanying consolidated financial statements of Alvey. The redeemable preferred stock of Pinnacle was pushed down to the accompanying consolidated financial statements of Alvey at December 31, 1995 as it was exchangeable for debt of Alvey. Subsequent to the January 1996 recapitalization described in Note 8, the outstanding preferred stock of Pinnacle is no longer exchangeable into debt of Alvey and is not pushed down to the accompanying financial statements of Alvey.

         At December 31, 1996, the net investment of Parent consists of cumulative contributions of capital to Alvey by Pinnacle of $8.8 million, cumulative losses before extraordinary losses of $26.0 million, extraordinary losses of $9.5 million and an aggregate accretion/payment of $14.4 million of paid-in-kind dividends on preferred stock. At December 31, 1995, the net investment of Parent consists of cumulative contributions of capital to Alvey by Pinnacle of $3.0 million plus cumulative income before extraordinary losses of $2.9 million, offset by extraordinary losses of $7.5 million and an aggregate accretion/payment of $14.1 million of paid-in-kind dividends on preferred stock.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximates book value at December 31, 1996 and 1995, based on terms available to the Company in financial markets.

         REVENUE RECOGNITION

         The Company utilizes the percentage-of-completion method of accounting to recognize revenue and profits on virtually all customer contracts. For certain contracts related to equipment sales, the percentage of completion is determined based on the ratio of the cost of equipment shipped to date to the total estimated cost of the equipment to be shipped under the contract. For other equipment contracts and all consulting contracts, typically for larger machines and integrated systems, as well as the installation phase of contracts, the percentage of completion is determined based on the ratio of total costs incurred to date to the estimated total costs to be incurred under the contracts. Any revisions in the estimated total costs of the contracts during the course of the work are reflected when the facts that require the revisions become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenues from maintenance and support contracts are deferred and recognized ratably over the life of the related contract.

         The Company recognizes software license fee revenue upon the later to occur of (i) the execution of a software license agreement and (ii) delivery of the standardized software to the customer. The Company licenses its software to customers on a perpetual, non-exclusive basis. Implementation, training and consulting revenues are recognized as the services are rendered (fixed-fee revenues are recognized on a percentage-of-completion basis). Annual maintenance and support revenues consist of ongoing support and product updates and are recognized ratably over the term of the particular maintenance agreement in place with a customer. Revenues for the Company's hardware and peripheral sales are recognized upon shipment.

         SOFTWARE DEVELOPMENT COSTS

         Certain costs incurred in developing software products are capitalized and amortized on a product-by-product basis using the greater of the ratio that current gross revenues for a product bear to the current and anticipated future gross revenues for that product or the straight line method over the estimated five year economic life of the product. The costs consist of salaries, computer expenses and other overhead costs directly related to the development and/or major enhancement of software products. Such costs are capitalized, to the extent they are recoverable through future sales, from the time the product's technological feasibility is established up to its general release to customers. Costs incurred before or after this period are expensed as incurred except for major product improvements, which are capitalized as described above. Net unamortized capitalized software costs were $603,000 and $1,419,000 at December 31, 1996 and 1995, respectively. Amortization of capitalized software development costs totaled $1,053,000, $257,000 and $12,000 in 1996, 1995 and 1994, respectively, and is included in cost of goods sold in the accompanying financial statements. In 1996, the amortization of software costs includes the write-off of $659,000 of capitalized software development costs that are not expected to be recoverable through future sales.

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

         PROGRESS BILLINGS

         The Company bills its customers based on the terms set forth in a sales contract. The billing schedule does not necessarily match the stage of completion of a customer's order for installation. As such, costs, earnings and billings are accumulated for jobs in progress at period end and the extent to which costs and earnings exceed billings and billings exceed costs and earnings for such jobs, an asset or liability is recorded.

         Unbilled receivables are those amounts recognized in revenues for completed portions of manufacturing contracts and software license fees which have not been billed to the customer under the specific billing terms of the contract or license agreement. Customer deposits represent cash received from customers in payment of billings for equipment for which no associated revenue or cost has been recognized.

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

         Useful lives by major asset category are as follows:

         Building and improvements..................... 7 to 25 years
         Machinery and equipment....................... 3 to 12 years
         Office furniture and equipment................ 3 to 7 years

         GOODWILL AND OTHER INTANGIBLE ASSETS

         The excess of cost over the fair market value of net assets acquired in purchase business transactions has been recorded as goodwill to be amortized over a period of 40 years, except for goodwill related to RTS and Weseley which is amortized over 10 years. The carrying value of goodwill is assessed for recoverability by management based on an analysis of future expected undiscounted cash flows from the underlying operations. At December 31, 1996 the Company recorded a charge of $11.5 million for the write-off of goodwill at one of its subsidiaries. This write-off represents the entire amount of remaining goodwill at December 31, 1996 recorded by that subsidiary which is considered to be impaired due to historical losses and uncertainty regarding future income and cash flows. See Note 6 for further discussion.

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 specifies than an impairment review be performed, using undiscounted cash flows resulting from the use of long-lived assets, whenever events or changes in circumstances indicate that the amount of a long-lived asset may not be recoverable. SFAS 121 was adopted by the Company in 1996 and had no material effect on the Company's financial position or results of operations because the Company's prior impairment recognition practice was consistent with the major provisions of the Statement.

         Debt issuance costs and agreements not to compete are amortized over the life of the related agreements. All intangible assets are amortized using the straight-line method.

         INCOME TAXES

         As a subsidiary of Pinnacle, the Company's results of operations are included in consolidated federal income tax returns which include the Company and its subsidiaries; the Company could be considered jointly and severally liable for assessments of additional tax on the consolidated group. The Company's provision for income taxes has been presented based on income taxes the Company would have provided on a separate company basis which approximate those of Pinnacle as a consolidated entity.

         Income taxes are based upon income for financial reporting purposes. Deferred income taxes are provided for the temporary differences between the financial reporting bases and the income tax bases of the Company's assets and liabilities. The tax rates expected to be in effect when such differences are reflected in the Company's income tax returns are used in calculating the deferred tax asset or liability. The major temporary differences that give rise to deferred taxes include retainage, depreciation, warranty and inventory costs, deferred compensation, plant closing and various other reserves. See Note 9 for additional information.

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

3.  ACQUISITIONS

         WESELEY ACQUISITION

         In January 1996, Pinnacle, Alvey and MFA purchased all of the outstanding capital stock of Weseley for a purchase price of $15 million in cash. The acquisition, which was recorded pursuant to the purchase method of accounting, was financed with a portion of the proceeds of the Debt
    Offering as described in Note 7.   The excess of the cost of the
    acquisition over the fair value of net assets acquired (including purchased in-process research and development, as further described below) of $5.1 million was recorded as goodwill and is being amortized over a period of 10 years. The consolidated financial statements of the Company include the results of operations and cash flows of Weseley from its date of acquisition.

         Based on the results of an independent appraisal, $11.7 million of the Weseley purchase price was allocated to in-process research and development costs at the date of acquisition and was recorded as a write-off of purchased in-process research and development in the Company's consolidated statement of operations during the first quarter of 1996. Such amount has been excluded from the pro forma information below as it represents a non-recurring charge to income which resulted directly from the Weseley acquisition.

         Under the terms of the purchase agreement, subject to the continued employment of the former principal shareholder of Weseley and certain other conditions, certain employees of Weseley have an opportunity to earn stay bonuses in the aggregate of $625,000 per year for each of eight years immediately following the acquisition of Weseley which will be charged to income in the year earned and employee incentive compensation up to an aggregate maximum of $13 million, based on Weseley's achievement of defined levels of earnings before interest, income tax, depreciation, amortization, management fees and extraordinary losses, which will be charged to income when such amounts are estimable and payment thereof is deemed probable. Amounts charged to income in 1996 under the stay bonus agreements totaled $625,000; no expense was recognized related to the employee incentive compensation agreement.

         In the quarter ended December 31, 1995 (prior to the purchase of Weseley by the Company), Weseley received and recorded as deferred revenue $2.5 million in fees in connection with a distribution contract with a large manufacturing company; $2.1 million remains deferred at December 31, 1996. On December 31, 1995 (prior to the purchase of Weseley by the Company), Weseley paid and charged to income an aggregate of $3.0 million in bonuses for certain of its employees, which are included in selling, general and administrative expenses in the pro forma information presented below.

         The following table sets forth pro forma information for the Company as if the Weseley acquisition had taken place on January 1, 1995. This information is unaudited and does not purport to represent actual operating results had the acquisition actually occurred on January 1, 1995. The pro forma results of operations for 1996 would not have been materially different from reported results had the Weseley acquisition taken place on January 1, 1996. Pro forma information for the twelve months ended December 31, 1995 (in thousands) (unaudited) is as follows:


                 Net sales                                      $  291,415
                 Cost of goods sold                                218,232
                                                               --------------

                      Gross profit                                  73,183
                 Selling, general and administrative expenses       56,793
                 Research and development expenses                   2,666
                 Amortization expense                                2,253
                 Other expenses (income), net                         (108)
                                                               --------------

                      Operating income                              11,579
                 Interest expense                                    8,583
                                                               --------------

                    Income before income taxes
                      and extraordinary loss                         2,996
                 Income tax expense                                  2,072
                                                               --------------

                   Income (loss) before extraordinary loss       $     924
                                                               --------------
                                                               --------------



         RTS ACQUISITION

         In December 1996, Pinnacle and Alvey purchased all of the outstanding capital stock of RTS for a purchase price of $4.1 million in cash. The acquisition, which was recorded pursuant to the purchase method of accounting, was financed through borrowings under the Credit Agreement (as defined in Note 7). The excess of the cost of the acquisition over the fair value of net assets acquired (including purchased in-process research and development, as further described below) of $2.2 million was recorded as goodwill and is being amortized over a period of 10 years. The consolidated financial statements of the Company include the results of operations and cash flows of RTS from its date of acquisition.

         Based on the results of an independent appraisal, $1.0 million of the RTS purchase price was allocated to in-process research and development costs at the date of acquisition and was recorded as a write-off of purchased in-process research and development in the Company's consolidated statement of operations during the fourth quarter of 1996.

         The pro forma results of the Company for 1996 and 1995 would not have been materially different had the RTS acquisition taken place on January 1, 1996 or 1995, respectively. Accordingly, pro forma financial information for the RTS acquisition is not presented.

4.  FTC ORDER TO DISPOSE OF THE LEWISTON, MAINE MANUFACTURING PLANT

         As a result of Alvey's acquisition of Buschman in 1992, the Company made a decision to close Buschman's carousel manufacturing plant in Lewiston, Maine ("Lewiston"). Alvey was subsequently ordered by the Federal Trade Commission ("FTC"), beginning December 6, 1993, to hold the Lewiston operation separate from operations of the Company and to ultimately dispose of the facility. Until such time as a buyer suitable to Alvey and the FTC could be found for Lewiston, Alvey was required to fund all cash requirements of Lewiston. However, pursuant to the FTC order, the Company had no authority to make operating decisions for Lewiston. Since its determination to close the Lewiston plant and through December 31, 1996, Alvey has contributed approximately $7.4 million in cash to fund the operation. Upon its initial decision to close the Lewiston plant, the Company accrued $1.4 million, net of applicable income taxes, for closing costs and the write-off of assets; such amount was recorded under purchase accounting as goodwill during 1992. Operating losses and other costs of closure incurred subsequent to FTC intervention ($5.4 million, net of income tax benefits) were accrued and charged to income as an extraordinary loss in fiscal 1993, including estimates of amounts expected to be incurred through fiscal 1996 and in future periods, as discussed below.

         The sale of this operation was finalized on July 31, 1995. During 1996 and 1995, $588,000 and $2.3 million, respectively, was paid and charged against the balance sheet accrual for the operations of Lewiston and related sale agreement obligations. In addition, in 1995, $780,000 of related asset write-offs were also charged against the balance sheet accrual. At December 31, 1996, $531,000 is accrued to fund obligations resulting from the sale agreement which extend through May 1, 1997. Management believes that the remaining accrual is sufficient to cover future anticipated charges.

5.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (in thousands):



                                                         DECEMBER 31,
                                               ---------------------------
                                                   1996             1995
                                               ----------       ----------

            Land                               $    3,148       $    3,140
            Buildings and improvements             21,420           15,783
            Machinery and equipment                 7,417            6,083
            Office and other equipment             16,597           12,029
            Construction in progress                                   178
            Property held under capital
             lease                                  1,327            1,277
                                               ----------       ----------

                                                   49,909           38,490
            Less: Accumulated depreciation
             and amortization, including
             $657 and $666, respectively,
             related to property held under
             capital lease                         15,542           12,815
                                               ----------       ----------

                                               $   34,367       $   25,675
                                               ----------       ----------
                                               ----------       ----------

         Depreciation expense for leased equipment was $114,000, $103,000 and $143,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum lease payments under the capital leases and the present value of the net minimum lease payments at December 31, 1996 are as follows (in thousands):


       1997                                                      $     223
       1998                                                            209
       1999                                                             95
       2000                                                            187
                                                                 ---------

       Total minimum lease payments                                    714
         Less:  Amount representing interest                            96
                                                                 ---------
       Present value of minimum lease payments at December 31,
         1996, including current portion of $178                 $     618
                                                                 ---------
                                                                 ---------



       Certain other office equipment, automobiles and office space are utilized by the Company under operating leases which resulted in rental expense of $3.9 million, $3.4 million and $2.7 million in 1996, 1995 and
    1994, respectively.   Commitments under these leases total $4.7 million in
    1997, $4.5 million in 1998, $3.8 million in 1999, $3.3 million in 2000,
    $3.2 million in 2001 and $10.6 million in the aggregate in years thereafter.


6.  GOODWILL

       Goodwill is summarized as follows (in thousands):

                                                 DECEMBER 31,
                                           ------------------------
                                              1996           1995
                                           ---------      ---------

    Goodwill                               $  42,947      $  35,642
    Less:  Write-off of goodwill             (11,491)
    Less:  Accumulated amortization           (4,946)        (3,613)
                                           ---------      ---------
                                           $  26,510      $  32,029
                                           ---------      ---------
                                           ---------      ---------



         The write-off of $11.5 million in 1996 represents the full amount of remaining goodwill at one subsidiary which is considered to be impaired due to historical losses, uncertainty regarding future income and uncertainty regarding future cash flows. This impairment was determined by analyzing future expected undiscounted cash flows from the underlying operations. The amount of the write-off was determined using future expected discounted cash flows from the underlying operations.

7.  LONG-TERM DEBT

         The detail of long-term debt follows (in thousands):




                                                                                    DECEMBER 31,
                                                                             1996             1995
                                                                           -----------     -----------
         11 3/8% Senior Subordinated Notes due
           January 31, 2003                                               $  100,000     $
         Term A Facility - weighted average rate of 9.2%,
           scheduled quarterly principal payments
           through March 31, 1999;  repaid in 1996                                           24,817
         Term C Facility - 13%, quarterly principal payments beginning
           March 31, 1999 through September 30, 2000;  repaid in 1996                        12,382
         Working Capital Facility - weighted average rate of 9.2%,
           balance due on March 31, 1999; repaid in 1996                                    9,000
         Unsecured Subordinated Debt Agreement - 11.95%,
           balance due December 31, 2001;  repaid in 1996                                     2,253
         Capital lease obligations and other                                     773            923
                                                                          ----------     ----------

                                                                             100,773         49,375
         Less:  Current portion                                                  280          6,915
                                                                          ----------     ----------

                                                                          $  100,493     $   42,460
                                                                          ----------     ----------
                                                                          ----------     ----------

         On January 24, 1996, Alvey issued and sold $100 million of 11 3/8% Senior Subordinated Notes due 2003 (the "Debt Offering"). The proceeds of the Debt Offering were used to repay all of the Company's outstanding senior indebtedness and certain other indebtedness, fund the acquisition of Weseley, pay transaction fees, fund a dividend to Pinnacle of $21.6 million and provide working capital for ongoing operations. As a result of the repayment of the outstanding senior indebtedness, the Company recorded an extraordinary loss of approximately $2 million representing the write-off of related debt issuance costs and debt repayment penalties, net of tax.
    In accordance with the terms of the Debt Offering, Alvey filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the 11 3/8% Senior Subordinated Notes for a new issue of debt securities of Alvey registered under the Securities Act of 1933 with terms substantially identical to those of the 11 3/8% Senior Subordinated Notes. Such registration statement was declared effective on May 9, 1996 and the exchange of $100 million in principal amount of the original notes for $100 million in principal amount of registered notes was completed on June 11, 1996.

         Concurrent with the consummation of the Debt Offering, Alvey entered into a credit agreement (the "Credit Agreement") for a $30 million revolving credit facility (the "Revolving Credit Facility") which is guaranteed by Pinnacle and each direct and indirect subsidiary of Alvey. Indebtedness of Alvey under the Credit Agreement is secured by substantially all of the personal property of Alvey and its subsidiaries, all capital stock of Alvey and 100% of the capital stock of its domestic subsidiaries (other than the portion of the shares of capital stock of Busse which are pledged to secure certain non-compete payments). Indebtedness under the Revolving Credit Facility bears interest at a rate based upon, at Alvey's option, (i) the Base Rate (as defined in the Revolving Credit Facility) plus 1.5% or (ii) the Euro-dollar Rate (as defined in the Revolving Credit Facility) for one, two, three, six or, if available, nine or twelve months, plus 2.5%; provided, however, the interest rate margins are subject to 0.25% reductions in the event Alvey meets certain performance targets. Commitment fees accrue on the average daily unused portion of the Revolving Credit Facility at 0.5% per annum and are payable quarterly. The Revolving Credit Facility expires January 24, 2001. No borrowings were outstanding under the Revolving Credit Facility at December 31, 1996.

         Debt issuance costs totaling $7.5 million were incurred in establishing the $100 million Senior Subordinated Notes and the Revolving Credit Facility on January 24, 1996 and are being amortized over the weighted-average life of the facilities.

         Under the Credit Agreement, the Company has provided standby letters of credit at December 31, 1996 in the amount of $2.3 million as security for payment of the Company's workers' compensation claims. Outstanding letters of credit bear a 2.5% per annum fee which is payable quarterly.

         Virtually all of the tangible assets of the Company are pledged as collateral under the Credit Agreement. Restrictive covenants of outstanding debt instruments include the maintenance of certain key ratios as well as limitations on capital expenditures, incurrence of additional debt, stock issuances and the payment of cash dividends. The Company was in compliance with such financial covenants, as amended, at December 31, 1996.

         Under a credit agreement among Alvey, Citibank N.A. ("Citibank"), NationsBank of Texas, N.A. ("NationsBank"), Equitable Capital Private Income and Equity Partnership II, L.P. ("Equitable") and others (the "Old Credit Agreement"), Alvey's Working Capital Facility provided for up to $29.9 million in revolving advances and letters of credit. In addition, the Working Capital Facility allowed additional borrowings from the Company's principal owners of $3 million. Of such additional debt, $2 million was funded on January 3, 1995 through an Unsecured Subordinated Debt Agreement with certain shareholders of Pinnacle at a rate of 11.95% for which all interest and principal was due on December 31, 2001. Under the Old Credit Agreement, the Term A Facility, through which Alvey had borrowings of $34.5 million at December 31, 1995, and Working Capital Facility were provided and held equally by Citibank and NationsBank. The Term C Facility, through which Alvey had borrowings of $12.4 million at
    December 31, 1995, was provided by Equitable.   Virtually all of the
    tangible assets of Alvey and its subsidiaries were pledged as collateral under the Old Credit Agreement.

         As discussed above, amounts outstanding under the Term A Facility, Term C Facility, Working Capital Facility and the Unsecured Subordinated Debt Agreement were repaid on January 24, 1996.

8.  REDEEMABLE PREFERRED STOCK AND RECAPITALIZATION OF PINNACLE

         Concurrent with the consummation of the Debt Offering (see Note 7), Pinnacle sold redeemable preferred stock and warrants to purchase its common stock to an investor group for $30 million in cash proceeds (the "Preferred Stock Offering"). The proceeds of the Preferred Stock Offering, together with a dividend from Alvey to Pinnacle, were used to repurchase certain shares of Pinnacle's outstanding common stock and to redeem Pinnacle's Series A Senior Cumulative Exchangeable Preferred Stock ("Series A Preferred") and Cumulative Exchangeable Preferred Stock ("Cumulative Preferred"). While Alvey has not guaranteed, nor is it contingently obligated with respect to the redeemable preferred stock and warrants issued in the Preferred Stock Offering, Pinnacle has no financial resources, other than from its subsidiaries' operations, to satisfy cash requirements relative to these shares. The redeemable preferred stock and warrants from the Preferred Stock Offering have not been pushed down to Alvey's consolidated financial statements as such redeemable preferred stock and warrants are not exchangeable into securities of Alvey. At December 31, 1996, accumulated dividends on the redeemable preferred stock totaled $5.3 million.

         Pinnacle's Series A Preferred and Cumulative Preferred were redeemable by Pinnacle at a liquidation value of $100 per share. At the option of the holder, the preferred stock could have been exchanged for $100 of senior
    subordinated notes to be issued  by  Alvey.   As the redeemable  preferred
    stock was exchangeable for debt issued by Alvey (under which virtually all of the assets of Alvey were pledged as collateral), such stock has been allocated to the financial statements of Alvey. On any dividend payment date or at any time after October 31, 2000, Pinnacle could redeem, at its option, in whole or in part, preferred stock at 100% of its liquidation value plus any accrued and unpaid dividends. The preferred stock was only exchangeable or redeemable at such time as it would not cause a default under any of the debt instruments of Alvey.

         Under terms of the related stockholder agreements, Pinnacle was required to pay dividends quarterly on the Series A Preferred and the Cumulative Preferred and could pay such dividends in cash (at 13%) or stock (at 15.5%) at its option through December 31, 1996. Dividends declared in
    1996, 1995 and 1994 were paid in the form of stock.   Pinnacle declared
    stock dividends of $271,000, $3.9 million and $3.3 million in 1996, 1995 and 1994, respectively (2,705, 38,522 and 33,045 shares, respectively, at a liquidating value of $100), all of which served to decrease the net investment of Parent of the Company.

    The following table sets forth the changes in redeemable preferred stock for the years ended December 31, 1994, 1995 and 1996 (dollars in thousands):




                                             SERIES A                   CUMULATIVE             PREPAID         TOTAL
                                          PREFERRED STOCK             PREFERRED STOCK       COMPENSATION     REDEEMABLE
                                   -------------------------     ------------------------  FOR PEREFERRED    PREFERRED
                                      SHARES        AMOUNT          SHARES         AMOUNT       STOCK          STOCK
                                   ----------     ----------     ----------    ----------- --------------   -----------
Balance December 31, 1993            155,183      $  15,519         46,128      $   4,613      $     (98)    $   20,034
  Compensation expense                                                                                98             98
  Treasury stock purchases                (7)            (1)                                                         (1)
  Stock dividend declared             25,469          2,547          7,576            757                         3,304
                                   ---------      ---------      ---------      ---------      ---------      ---------
Balance December 31, 1994            180,645         18,065         53,704          5,370              0         23,435

  Treasury stock sales                   350             35                                                          35
  Stock dividend declared             29,702          2,970          8,820            882                         3,852
                                   ---------      ---------      ---------      ---------      ---------      ---------
Balance December 31, 1995            210,697         21,070         62,524          6,252              0         27,322

  Stock dividend declared              2,086            209            619             62                           271
  Redemption of stock               (212,783)       (21,279)       (63,143)        (6,314)                      (27,593)
                                   ---------      ---------      ---------      ---------      ---------      ---------

Balance December 31, 1996                  0           $  0              0           $  0           $  0           $  0
                                   ---------      ---------      ---------      ---------      ---------      ---------
                                   ---------      ---------      ---------      ---------      ---------      ---------




9. INCOME TAXES

         Income tax expense (benefit) relative to income (loss) from continuing operations (before extraordinary loss) is comprised of (in thousands):


                                             1996          1995        1994
                                          ----------     --------- ----------

         Current
           Federal                         $     211   $   1,001    $      86
           State                                 496         448           14
                                           ---------   ---------    ---------

                                                 707       1,449          100
         Deferred, principally federal        (2,616)      2,660        1,416
                                           ---------   ---------    ---------

                                           $  (1,909)  $   4,109    $   1,516
                                           ---------   ---------    ---------
                                           ---------   ---------    ---------

         A reconciliation of the income tax expense (benefit) per the statutory federal income tax rate to the reported income tax expense (benefit) on income before extraordinary loss is as follows (in thousands):




                                                    1996           1995            1994
                                                  -----------   -----------    -----------
Income tax expense (benefit) at statutory rate   $  (10,476)    $    2,896     $    1,086
Expense (benefit) resulting from:
  Write-off of nondeductible purchased
    in-process research and development               4,318
  Write-off of nondeductible goodwill                 3,907
  State taxes (net of federal tax benefit)             (226)           366            258
  Nondeductible goodwill amortization                   448            282            361
  Foreign tax credit utilization                                                     (453)
  Meals and entertainment                               197            216            176
  Other                                                 (77)           349             88
                                                 ----------     ----------     ----------

                                                 $   (1,909)    $    4,109     $    1,516
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------




         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):


                                                1996          1995
                                             ----------     ----------


          Accrued insurance claims           $   2,437      $   2,093
          Inventory reserves                     2,662          2,045
          Warranty reserves                      2,587          1,021
          Employee cost accruals                 3,637          2,513
          Revenue timing differences             2,511            333
          Other                                  2,214            813
                                             ---------      ---------

             Total deferred tax assets          16,048          8,818
                                             ---------      ---------

          Revenue timing differences             3,190          2,993
          Property related items                 5,402          5,250
          Other                                    902             72
                                             ---------      ---------

             Total deferred tax liabilities      9,494          8,315
                                             ---------      ---------
             Net deferred tax asset          $   6,554      $     503
                                             ---------      ---------
                                             ---------      ---------

         In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", management has determined that based on expected future operating plans and tax planning strategies available to the Company, the net deferred tax assets at December 31, 1996 will be utilized to offset future taxes. Therefore, no valuation reserve related to such deferred tax assets has been recorded at December 31, 1996 and 1995, respectively.

10. EMPLOYEE BENEFIT AND STOCK OWNERSHIP PLANS

         The Company maintains 401(k) savings plans for virtually all employees who meet certain eligibility requirements, except those certain union employees who participate in multi-employer pension plans. Under the plans, the employees may defer receipt of a portion of their eligible compensation with the Company matching a defined percentage of the employees' deferral. The Company's matching contributions were $701,000, $614,000 and $429,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company may also elect to make discretionary profit sharing contributions for virtually all employees, except those union employees who participate in multi-employer pension plans, for which a provision of $2.7 million, $2.2 million and $1.4 million is included in the consolidated financial statements in 1996, 1995 and 1994, respectively.

         Contributions under the multi-employer pension plans are based on amounts per employee as defined in the union labor agreement. Pension expense for the union employees' pension plans was $593,000, $629,000 and $675,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company may be obligated, under the Multi-Employer Pension Plan Amendment Act of 1980, for a part of these plans' unfunded vested benefits if there is a withdrawal or partial withdrawal from a plan, as defined within the Act. There is no intention on the part of management to withdraw their participation from a plan.

         Alvey also provides a deferred compensation plan for its Chief Executive Officer. Under the plan, upon his termination of employment for any reason, except voluntary resignation to accept a comparable position, Alvey will pay a formula-based annual benefit for the remainder of his life or for at least 10 years. At December 31, 1996, an amount of $1.8 million is accrued for such benefits and expense of $260,000, $299,000 and $93,000 was recorded in 1996, 1995 and 1994, respectively.

         During 1995, certain employees of the Company purchased shares of Pinnacle common stock at estimated fair value totaling $409,000; these purchases were effected with cash of $30,000 and employee notes receivable of $379,000. During 1994, certain employees of the Company purchased and were issued shares of Pinnacle common stock at the estimated fair value totaling $316,000; these purchases were effected with cash of $43,000, employee notes receivable of $185,000 and funding by the Company of $88,000; amounts funded by the Company are being expensed over the vesting period of the related shares. Employee notes receivable outstanding to Pinnacle at December 31, 1996 and 1995 totaled $1,423,000 and $955,000, respectively, and are reflected as a reduction of the net investment of Parent.

         Management employees of the Company have received options to purchase Pinnacle common stock which were granted at exercise prices which approximated fair market value of the shares at the dates of grant. Certain of these shares vest based on performance while others vest over a period of employment (generally over a period of three years). The option terms expire eight to ten years subsequent to the grant date. At December 31, 1996, exercise prices of options outstanding generally ranged between $20 and $40 per share with 11,991 options at $1.20 per share which approximated estimated fair value at the dates of grant. The weighted average remaining life to expiration at December 31, 1996 of options exercisable between $20 and $40 is seven years and for those at $1.20 is six years. At December 31, 1996, 11,991 of the outstanding options have vested. Compensation expense in relation to these options is not material to the consolidated financial statements. These options are summarized as follows:


                                              WEIGHTED
                                                AVERAGE     SHARES
                                              EXERCISE      SUBJECT
                                                 PRICE     TO OPTION
                                              --------     ---------


Outstanding at January 1, 1994               $     1.20      14,000
Options granted in 1994                           31.28      21,700
Options expired in 1994                            1.20      (2,009)
                                                           --------

Outstanding at December 31, 1994                  22.06      33,691
Options granted in 1995                           20.00       3,000
                                                           --------

Outstanding at December 31, 1995                  21.02      36,691
Options granted in 1996                           30.73      79,825
Options forfeited in 1996                         20.00      (5,000)
                                                           --------

Outstanding at December 31, 1996             $    28.02     111,516
                                                           --------
                                                           --------


         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which addresses accounting for stock option, purchase and award plans. SFAS 123 specifies that companies utilize either the "fair value based method" or the "intrinsic value based method" for valuing stock options granted. The Company adopted FAS 123 in 1996, and is continuing to utilize the "intrinsic value based method" for valuing stock options granted.

         Had the Company utilized the "fair value based method" to value stock options granted , the Company's net income (loss) for 1996 and 1995 would not have been materially different from reported net income (loss) for those years. The weighted average fair value of option granted is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                                        1996           1995
                                                       ---------      ---------

         ASSUMPTIONS
           Weighted average risk-free interest rate       6.2%           6.2%
           Weighted average expected life of option    7 years        7 years

         The Company also has agreed to provide life insurance policies, in amounts ranging from $1 million to $3 million, for the remainder of the lives of five of its executive officers or until such officers voluntarily resign to accept a comparable position. Costs relative thereto are not material to the Company's consolidated financial statements.


11. SIGNIFICANT CUSTOMERS

         In 1996, 1995 and 1994, no single customer comprised more than 10% of sales.


12. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

         The Company is involved in various litigation consisting almost entirely of product and general liability claims arising in the normal course of its business. After deduction of a per occurrence self-insured retention, the Company is insured at December 31, 1996 for losses up to $27 million per year for product and general liability claims. The Company has provided reserves for the estimated cost of the self-insured retention; accordingly, these actions, when ultimately concluded, are not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

         As of January 24, 1996, the Company established consulting agreements with two related parties whereby the Company is obligated to make annual payments of $350,000 plus expenses, with one contract providing for annual increases of up to 3%. Additionally, the Company is obligated to compensate one related party for certain merger, acquisition and financing transactions. At December 31, 1995, the Company had two agreements with related parties under which the Company received investment banking and other consulting services. These agreements were to terminate in the years 2000 and 2002, respectively, however, the agreements were terminated in January 1996, concurrent with the Debt Offering (see Note 7), at a cost of $1.4 million. The agreements required annual payments by the Company totaling $500,000 plus expenses. In addition, the Company was required to pay an aggregate 2% investment banking fee on the total amount of consideration paid or received through a merger, consolidation or sale of more than 10% of Alvey's assets or outstanding securities, or the acquisition of assets or stock of another company. Costs of these agreements, including the termination fee, are included in other expense (income), net in the accompanying consolidated financial statements.

         In conjunction with the acquisition of Busse, a covenant not to compete was signed by the former owners of Busse. The covenant requires the Company to make twelve semi-annual payments of $150,000 to the former owners commencing October 1992 and continuing through April 1998. A portion of the Busse shares acquired by Alvey are pledged to secure payments under the covenant not-to-compete.

         White leases its manufacturing facility located in Kenilworth, New Jersey from a partnership controlled by Donald J. Weiss, who was a director of the Company until his resignation in April 1996. Pursuant to the terms of the operating lease, the Company paid $0.9 million, $0.9 million and $1.1 million in 1996, 1995 and 1994, respectively.

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

13. SUPPLEMENTAL BALANCE SHEET INFORMATION

         Accrued expenses include the following (in thousands):

                                                           DECEMBER 31,
                                                      -----------------------
                                                         1996          1995
                                                      ----------   ----------

            Project expenses                          $    8,476   $    4,013
            Bonuses, incentives and profit sharing        10,642        7,507
            Wages and salaries                             2,147        2,407
            Vacation and other employee costs              8,171        7,064
            Interest expense                               4,927          431
            Plant disposal costs                             531        1,119
            Other expenses                                 5,483        5,223
                                                      ----------   ----------
                                                      $   40,377   $   27,764
                                                      ----------   ----------
                                                      ----------   ----------

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following quarterly financial information for the two years ended December 31, 1996 is unaudited. However, in the opinion of management, such information has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The quarterly results however, are not necessarily indicative of results for any future period.

    Summarized quarterly financial data for fiscal 1996 and 1995 appear below (in thousands):


                                                              NET INCOME
                                   NET SALES    GROSS PROFIT    (LOSS)
                                   ---------    ------------    ------
          1996
          First quarter           $   80,717     $   19,482   $ (14,548)
          Second quarter              83,338         20,229         474
          Third quarter               79,347         20,009        (217)
          Fourth quarter              87,845         15,309     (16,605)
                                  ----------     ----------   ---------

                                  $  331,247     $   75,029   $ (30,896)
                                  ----------     ----------   ---------
                                  ----------     ----------   ---------

                                                              NET INCOME
                                   NET SALES    GROSS PROFIT    (LOSS)
                                   ---------    ------------    ------
          1995
          First quarter           $   67,008     $   15,523  $      326
          Second quarter              72,026         17,479       1,137
          Third quarter               68,271         17,610       1,370
          Fourth quarter              80,713         20,109       1,573
                                  ----------     ----------  ----------

                                  $  288,018     $   70,721  $    4,406
                                  ----------     ----------  ----------
                                  ----------     ----------  ----------

         The first quarter net loss includes one-time non-cash charges of $11.7 million for the write-off of purchased in-process research and development related to the acquisition of Weseley (see Note 3) and $2.0 million for the write-off of unamortized deferred financing fees, net of applicable income tax benefits, resulting from the early extinguishment of debt during January 1996 (see Note 7), as well as a one-time charge of $840,000, net of applicable income tax benefits, for the termination of a management agreement (see Note 12). The fourth quarter net loss includes one-time non-cash charges of $1.0 million for the write-off of purchased in-process research and development related to the acquisition of RTS (see Note 3), $11.5 million for the write-off of goodwill (see
    Note 6) and $400,000, net of applicable income tax benefits, for the write-off of capitalized software (see Note 2).

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on March 25, 1997.

                                           ALVEY SYSTEMS, INC.

                                           By:  /s/ WILLIAM R. MICHAELS
                                               -------------------------------
                                                William R. Michaels,
                                                Chairman of the Board and
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    SIGNATURE                          TITLE                                       DATE
    ---------                          -----                                       ----

 /s/ WILLIAM R. MICHAELS          Chairman of the Board and Chief Executive      March 25, 1997
-------------------------------   Officer (Principal Executive Officer)
     William R. Michaels


 /s/ JAMES A. SHARP               Vice President, Chief Financial Officer,
-------------------------------   Treasurer and Assistant Secretary (Principal   March 25, 1997
     James A. Sharp               Financial and Accounting Officer)


 /s/ FREDERICK R. ULRICH, JR.
-------------------------------   Director                                       March 25, 1997
     Frederick R. Ulrich, Jr.


 /s/ PRAKASH A. MELWANI
-------------------------------   Director                                       March 25, 1997
     Prakash A. Melwani


 /s/ DANIEL S. O'CONNELL
-------------------------------   Director                                       March 25, 1997
     Daniel S. O'Connell


 /s/ CHARLES A. DILL
-------------------------------   Director                                       March 25, 1997
     Charles A. Dill

                      RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                            (IN THOUSANDS)






                    Column A            Column B          Column C            Column D         Column E        Column F
                    ---------           ---------        --------             --------         ---------       --------
                    Valuation          Balance at       Charged to         Charged to                          Balance at
                    and Reserve        Beginning        Costs and          Other                               End of
                    Accounts           of Period        Expenses           Accounts            Deductions      Period



                                                    FOR THE YEAR ENDED DECEMBER 31, 1994

    Accounts Receivable Reserve          $1,275              $88             $(486)(1)        ($282)             $595

         (1)     Reflects decrease to Accounts Receivable Reserves due to purchase accounting adjustments related to the acquisition of White.

    Inventory Reserve                    $1,672             $626                $0            ($824)           $1,474


                                                    FOR THE YEAR ENDED DECEMBER 31, 1995

    Accounts Receivable Reserve            $595             $546                $0            ($317)             $824

    Inventory Reserve                    $1,474           $1,362                $0            ($784)           $2,052


                                                    FOR THE YEAR ENDED DECEMBER 31, 1996

    Accounts Receivable Reserve            $824             $743            $242(1)           ($603)           $1,206

         (1)     Reflects increase to Accounts Receivable Reserves due to acquisitions of Weseley and RTS.


    Inventory Reserve                    $2,052             $557            $176(1)           ($386)           $2,399

         (1)     Reflects increase to Inventory Reserves due to acquisition of RTS.


                         REPORT OF INDEPENDENT ACCOUNTANTS ON
                             FINANCIAL STATEMENT SCHEDULE


To the Stockholder and
Board of Directors of
Alvey Systems, Inc.


         Our audits of the consolidated financial statements of Alvey Systems, Inc. and its subsidiaries, referred to in our report dated February 7, 1997, appearing on page F-2 of this Annual Report on Form 10-K, also included an audit of the Financial Statement Schedule of Alvey Systems, Inc. listed at item 14(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP
St. Louis, Missouri
February 7, 1997