Form 10-Q
period 1997-03-31
ALVEY SYSTEMS INC
filed 1997-05-15
CIK 1011066

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                      FORM 10-Q

(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----   Exchange Act of 1934.

For the quarterly period ended March 31, 1997.

         Transition report pursuant to Section 13 or 15(d) of the Securities
 -----   Exchange Act of 1934.

For the transition period from _________ to _________


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

The number of shares of common stock outstanding at April 30, 1997 was 1,000 shares.

                            ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                                        INDEX

                                                                  Page
                                                                 Number

Part I - Financial Information

    Item 1.   Financial Statements

              Consolidated Statements of Operations -
              three months ended March 31, 1997 and 1996
              (Unaudited)                                           3

              Consolidated Balance Sheet - March 31, 1997
              (Unaudited) and December 31, 1996                     4

              Consolidated Statement of Cash Flows -
              three months ended March 31, 1997 and
              1996 (Unaudited)                                      5-6

              Consolidated Statement of Net Investment
              of Parent for the three months ended March 31,
              1997 (Unaudited)                                      7

              Notes to Consolidated Financial Statements            8-9

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations         10-15

Part II - Other Information


    Item 6.   Exhibits and Reports on Form 8-K                      15

Signature                                                           16

PART I.  FINANCIAL  INFORMATION
ITEM 1   FINANCIAL STATEMENTS


                                   ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF OPERATIONS
                                              (UNAUDITED)
                                        (DOLLARS IN THOUSANDS)

                                                                        THREE MONTHS ENDED MARCH 31,

                                                                           1997            1996
                                                                        ----------      ----------
    Net sales                                                           $  83,737       $  80,717
    Cost of goods sold                                                     61,857          61,235
                                                                        ----------      ----------
      Gross profit                                                         21,880          19,482

    Selling, general and administrative expenses                           16,029          15,309
    Research and development expenses                                       2,053             639
    Write-off of purchased in-process research and development cost                        11,700
    Amortization expense                                                      426             438
    Other (income) expense, net                                               (21)          1,372
                                                                        ----------      ----------
      Operating income (loss)                                               3,393          (9,976)

    Interest expense                                                        3,423           2,504
                                                                        ----------      ----------
    Loss before provision for income taxes
      and extraordinary loss                                                  (30)        (12,480)

    Provision for income taxes                                                113              75
                                                                        ----------      ----------
    Net loss before extraordinary loss                                       (143)        (12,555)

    Extraordinary loss, net of tax benefit of $1,328                                       (1,993)
                                                                        ----------      ----------
    Net loss                                                            $    (143)      $ (14,548)
                                                                        ----------      ----------
                                                                        ----------      ----------






             See accompanying Notes to Consolidated Financial Statements.

                              ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                     (DOLLARS IN THOUSANDS)

                                                                                     MARCH 31,      DECEMBER 31,
                                                                                       1997             1996
                                                                                    (UNAUDITED)
                                                                                    ----------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $  3,376       $    5,025
   Receivables:
     Trade (less allowance for doubtful accounts of $1,147 and $1,206,
       respectively)                                                                   54,417           53,189
     Unbilled and other                                                                 9,125            7,909
  Accumulated costs and earnings in excess of billings on uncompleted contracts        10,888           15,647
  Inventories:
     Raw materials                                                                     15,494           14,634
     Work in process                                                                    5,014            3,909
   Deferred income taxes                                                                8,520            8,509
   Prepaid expenses and other assets                                                    2,923            3,189
                                                                                    ----------      ------------

       Total current assets                                                           109,757          112,011

Property, plant and equipment, net                                                     34,986           34,367
Other assets                                                                            8,757            8,963
Goodwill, net                                                                          26,373           26,510
                                                                                    ----------      ------------

                                                                                   $  179,873       $  181,851
                                                                                    ----------      ------------
                                                                                    ----------      ------------

LIABILITIES AND NET INVESTMENT OF PARENT
Current liabilities:
  Current portion of long-term debt                                                $      248       $      280
  Accounts payable                                                                     28,909           34,405
  Accrued expenses                                                                     31,584           40,685
  Customer deposits                                                                     6,208           11,232
  Billings in excess of accumulated costs and earnings on uncompleted contracts        22,313           20,426
  Deferred revenues                                                                     3,299            4,379
                                                                                    ----------      ------------

     Total current liabilities                                                         92,561          111,407

Long-term debt                                                                        117,159          100,493
Other long-term liabilities                                                             9,629            9,125
Deferred income taxes                                                                   1,820            1,955

Commitments and contingencies (Note 5)

Net investment of Parent                                                              (41,296)         (41,129)
                                                                                    ----------      ------------

                                                                                   $  179,873       $  181,851
                                                                                    ----------      ------------
                                                                                    ----------      ------------






                   See accompanying Notes to Consolidated Financial Statements.

                                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)
                                              (DOLLARS IN THOUSANDS)

                                                                 THREE MONTHS ENDED MARCH 31,

                                                                     1997            1996
                                                                 -----------      -----------
OPERATING ACTIVITIES:
    Net loss                                                     $     (143)      $  (14,548)
    Adjustments to reconcile net loss to net
      cash used for operating activities:
         Depreciation and software amortization                       1,115              763
         Amortization                                                   426              438
         Write-off of purchased research and development costs                        11,700
         Other                                                                            10
         Deferred taxes, net of effect of acquisitions                 (360)            (769)
         Reduction of unamortized debt issue costs
           included in extraordinary loss                                              2,963
         (Increase) decrease in current assets, excluding
           effect of acquisitions:
           Receivables                                               (2,444)            (714)
           Accumulated costs and earnings in excess of
             billings on uncompleted contracts                        4,759           (4,309)
           Inventories                                               (1,965)           1,896
           Prepaid expenses and other assets                            653              (30)
         (Decrease) increase in current liabilities,
           excluding effect of acquisitions:
           Accounts payable                                          (5,496)          (3,629)
           Accrued expenses                                          (8,634)          (2,265)
           Customer deposits                                         (5,024)           1,701
           Billings in excess of accumulated costs and
             earnings on uncompleted contracts                        1,887            2,248
           Deferred revenues                                         (1,080)             755
           Taxes payable                                               (612)            (616)
           Other liabilities                                            504            1,742
                                                                 -----------      -----------

             Net cash used for operating activities                 (16,414)          (2,664)
                                                                 -----------      -----------

INVESTING ACTIVITIES:
    Acquisition of Weseley, net of cash acquired of $28                              (14,972)
    Cash payments to dispose of Diamond                                (159)            (191)
    Software development costs                                                          (100)
    Additions to property, plant and equipment, net                  (1,686)          (1,543)
                                                                 -----------      -----------

             Net cash used for investing activities                  (1,845)         (16,806)
                                                                 -----------      -----------




     See accompanying Notes to Consolidated Financial Statements. (continued)

                                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                                   (UNAUDITED)
                                                (DOLLARS IN THOUSANDS)


                                                              THREE MONTHS ENDED MARCH 31,

                                                                   1997           1996
                                                              -------------   -----------
FINANCING ACTIVITIES:
    Proceeds of borrowings                                       $  39,300    $  102,019
    Payments of debt and capital leases                            (22,666)      (50,343)
    Redemption of preferred stock                                                (27,600)
    Net contributions from (to) Parent                                 (24)        6,225
    Payments of debt issuance costs                                               (7,123)
                                                              -------------   -----------

         Net cash provided by financing activities                  16,610        23,178
                                                              -------------   -----------

    Net increase (decrease) in cash and cash equivalents            (1,649)        3,708

    Cash and cash equivalents, beginning of period                   5,025         3,405
                                                              -------------   -----------

    Cash and cash equivalents, end of period                      $  3,376    $    7,113
                                                              -------------   -----------
                                                              -------------   -----------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for:
      Interest on financings                                      $  5,774    $      610
      Income taxes                                                   1,085           132


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ATIVITIES:

    Alvey Systems, Inc. purchased Weseley Software Development
     Corp. in January 1996. In conjunction with the acquisition, liabilities were assumed as follows:

         Fair value of assets acquired                                        $   12,812
         Fair value assigned to goodwill                                           5,137
         Cash paid concurent with the acquisition,
           excluding cash acquired                                               (14,972)
                                                                              -----------

         Liabilities assumed                                                  $    2,977
                                                                              -----------
                                                                              -----------





                   See accompanying Notes to Consolidated Financial Statements.

                                  ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF NET INVESTMENT OF PARENT
                                              (UNAUDITED)
                                        (DOLLARS IN THOUSANDS)



    FOR THE THREE MONTHS ENDED                  NET INVESTMENT
    MARCH 31, 1997                                 OF PARENT


    Balance December 31, 1996                     $  (41,129)
         Net loss                                       (143)
         Net contributions from (to) Parent              (24)
                                                  -----------
    Balance March 31, 1997                        $  (41,296)
                                                  -----------
                                                  -----------











                See accompanying Notes to Consolidated Financial Statements.

                         ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements of Alvey Systems, Inc. ("Alvey" or the "Company") have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.  PRINCIPLES OF CONSOLIDATION, EARNINGS PER SHARE INFORMATION

    Alvey is a wholly-owned subsidiary of Pinnacle Automation, Inc. ("Pinnacle" or "Parent"). Pinnacle has no operations and no assets other than its investment in Alvey. The financial statements of the Company include the accounts of Alvey and Alvey's wholly-owned subsidiaries:
    McHugh, Freeman & Associates, Inc. ("MFA"), Busse Bros., Inc. ("Busse"), The Buschman Company ("Buschman"), White Systems, Inc. ("White"), Weseley Software Development Corp. ("Weseley") and Real Time Solutions, Inc. ("RTS"). All significant intercompany transactions, which primarily consist of sales, have been eliminated.

    Given the historical organization and capital structure of the Company, earnings per share information is not considered meaningful or relevant and has not been presented in the accompanying unaudited consolidated financial statements or notes thereto.

3.  SUPPLEMENTAL BALANCE SHEET INFORMATION
    Accrued expenses include the following (in thousands):

                                                 MARCH 31,
                                                   1997      DECEMBER 31,
                                               (unaudited)       1996
                                               -----------   ------------
    Project expenses                             $   6,699     $    8,476
    Bonuses, incentives and profit sharing           5,126         10,642
    Wages and salaries                               2,489          2,147
    Vacation and other employee costs                9,018          8,171
    Interest expense                                 2,294          4,927
    Other expenses                                   5,958          6,322
                                               -----------   ------------
                                                 $  31,584     $   40,685
                                               -----------   ------------
                                               -----------   ------------


4.  COMMITMENTS AND CONTINGENCIES
    The Company is involved in various litigation consisting almost entirely of product and general liability claims arising in the normal course of its business. After deduction of a per occurrence self-insured retention, the Company is insured for losses of up to $27 million per year for products and general liability claims. The Company has provided reserves for the estimated cost of the self-insured retention; accordingly, these actions, when ultimately concluded, are not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

GENERAL

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Alvey Systems, Inc. for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The Company's parent, Pinnacle, is considering a series of transactions pursuant to which it would spin-off the material handling businesses presently conducted by the Company, Buschman, White, Busse, and RTS (together, the "Equipment Business") to the stockholders of Pinnacle (the Spin-Off") and immediately thereafter effect an initial public offering of the common stock of Pinnacle (the "IPO") which, following the Spin-Off, would continue to own and operate the businesses currently operated by MFA and Weseley (together, the "Software Business"). The proposed Spin-Off of the Equipment Business and the contemporaneous IPO of the Software Business would be conditioned on a number of factors, including the Company's ability to restructure the terms of its outstanding Senior Subordinated Notes and Pinnacle's outstanding Preferred Stock on acceptable terms, the receipt of a private letter ruling from the IRS confirming the "tax-free" nature of the Spin-Off and certain other contingencies. Pinnacle and the Company presently anticipate that the proposed Spin-Off and IPO would occur no sooner than late third quarter or fourth quarter of 1997. In addition, the IPO would only occur if and to the extent the Company deems it advisable, in its sole discretion. It is currently contemplated that the Company would offer to exchange its outstanding Senior Subordinated Notes in one or more steps for a combination of cash (which would be provided by the proceeds from the IPO) and Senior Subordinated Notes of the Equipment Business. As a result of these contingencies, no assurances can be given that either the Spin-Off or the IPO will be consummated. No offer in connection with the IPO or related restructuring of the Senior Subordinated Notes is made hereby.

As part of an overall corporate reorganization and realignment of responsibilities in 1996, the Company began to serve its major markets through three groups. The

Consumer Products Group ("CPG"), which is comprised of Alvey and Busse, serves the food, beverage and manufacturing sector of the Company's market. The Distribution Logistics Group ("DLG"), which is comprised of Buschman, White and RTS, serves retailers, independent wholesalers and manufacturers in conjunction with their distribution logistics requirements. The Software Logistics Group ("SLG"), which is comprised of MFA and Weseley, provides logistics solutions for warehouse and transportation management needs.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, net sales and categories of expenses in thousands of dollars and as a percentage of net sales.


                                             THREE MONTHS ENDED MARCH 31,
                                                     (UNAUDITED)


                                       1997         %          1996        %
                                    ---------    --------   ---------   -------
Net sales                           $  83,737     100.0%    $  80,717    100.0%
Cost of goods sold                     61,857      73.9        61,235     75.9
                                    ---------               ---------
   Gross profit                        21,880      26.1        19,482     24.1
Selling, general & administrative
 expenses                              16,029      19.1        15,309     19.0
Research & development
 expenses                               2,053       2.4           639      0.8
Write-off of purchased R&D                  -         -        11,700     14.5
Amortization expense                      426       0.5           438      0.5
Other (income) expense, net               (21)      0.0         1,372      1.7
                                    ---------               ---------
   Operating income (loss)              3,393       4.1        (9,976)   (12.4)
Interest expense                        3,423       4.1         2,504      3.1
                                    ---------               ---------
   Loss before income taxes
    and extraordinary loss                (30)      0.0       (12,480)   (15.5)
Provision for income taxes                113       0.2            75      0.1
                                    ---------               ---------
Net loss before
   extraordinary loss                    (143)     (0.2)      (12,555)   (15.6)
Extraordinary loss, net                     -         -        (1,993)    (2.4)
                                    ---------               ---------
Net loss                            $    (143)     (0.2)    $ (14,548)   (18.0)
                                    ---------               ---------
                                    ---------               ---------


COMPARISON OF THE QUARTER ENDED MARCH 31, 1997 TO THE QUARTER ENDED MARCH 31,
1996

NET SALES were $83.7 million for the quarter ended March 31, 1997, representing an increase of $3.0 million, or 3.7% over net sales of $80.7 million for the
quarter ended March 31, 1996.   Excluding RTS, which the Company acquired in
December 1996, "same store" sales decreased $386,000, or 0.5% over the same period of 1996. SLG sales increases over the first quarter of 1996 were offset by decreases in "same store" sales in the CPG and the DLG.

NEW ORDER BOOKINGS were $104.1 million for the quarter ended March 31, 1997, representing an increase of $30.7 million, or 41.7% over the quarter ended March 31, 1996. Excluding the first time inclusion of RTS year-over-year bookings increased $24.6 million, or 33.5% "Same store" bookings for the DLG increased $12.4 million over the first quarter of 1996 with the CPG reporting record first quarter bookings resulting in an increase of $10.8 million. In addition, new order bookings by the SLG increased 46.8% over first quarter 1996.

GROSS PROFIT was $21.9 million for the quarter ended March 31, 1997, an increase of $2.4 million, or 12.3% over the quarter ended March 31, 1996. As a percent of sales, gross margins were 26.1% for the first quarter of 1997, an increase of 2.0 percentage points over the same period of 1996. The first-time inclusion of RTS increased gross profit by $1.0 million or 5.4%. The SLG reported an increase in gross profit of 65.3% or 10.0 percentage points as a percent of sales over the prior year quarter, reflecting a shift to higher margin license fee revenue. Gross margins were adversely affected by additional project overruns primarily attributable to supporting customer production during the start-up and commissioning phase of a number of major projects. The Company's commitment to these projects has been significantly reduced since the end of the first quarter of 1997. As a result of certain of the project overruns incurred during 1996 and the first quarter of 1997, the Company continues to evaluate its business units with an intent to further streamline operations, improve productivity and reduce costs. Accordingly, the Company may implement rationalization programs in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) were $16.0 million for the quarter ended March 31, 1997, representing an increase of $720,000, or 4.7% over the quarter ended March 31, 1996. Excluding RTS, the "same store" increase in SG&A was $32,000, or a 0.2% increase over the same period of 1996. On a "same store" basis and as a percentage of sales, SG&A was 19.1% or 0.1 percentage points higher than the first quarter of 1996. Increases in SG&A, resulting largely from increased staffing to support higher sales volumes, particularly in the SLG, were offset by the absence in 1997 of non-recurring charges associated with the placement and reorganization of senior management at White and lower charges for annual bonus and profit sharing expense to reflect adjustments based on individual company performance.

RESEARCH AND DEVELOPMENT EXPENSES were $2.1 million for the first quarter of 1997, an increase of $1.4 million compared to $639,000 for the first quarter of 1996. These increases are primarily the result of increased development activities in the SLG and to a lesser degree in the DLG, as well as the first-time inclusion of the results of RTS.

OTHER (INCOME) EXPENSE, NET reflected income of ($21,000) for the quarter ended March 31, 1997 compared to expense of $1.4 million for the quarter ended
March 31, 1996. This decrease of $1.4 million is almost entirely attributable to a one-time charge related to the termination of a management agreement in the first quarter of 1996.

OPERATING INCOME (LOSS) for the quarter ended March 31, 1997 was income of $3.4 million as compared to a loss of $10.0 million in the first quarter of 1996. However, excluding 1996 non-recurring charges of $13.1 million resulting from the $11.7 million write-off of purchased research and development costs associated with the acquisition of Weseley and a $1.4 million expense associated with the termination of a management agreement, operating income would have been $3.2 million for the first quarter of 1996, resulting in an increase of $224,000 or 7.1 % in the first quarter of 1997, as compared to the quarter ended March 31, 1996. As a percentage of sales, and excluding such 1996 non-recurring charges, operating income was 4.1% in the first quarter of 1997 compared to 3.9% for the same period of 1996. The increase in operating income reflects the various factors described above.

INTEREST EXPENSE increased to $3.4 million for the quarter ended March 31, 1997, representing a $919,000 or 36.7% increase as compared to the $2.5 million of interest expense for the period ended March 31, 1996. This increase is a result of (i) the inclusion of a full quarter of interest expense on $100 million Senior Subordinated Notes which the Company issued on January 24, 1996, (ii) the higher interest rate, 11.375%, on these notes compared to rates on previous debt instruments, (iii) the increased non-cash charges relating to the amortization of debt issuance cost also associated with the Senior Subordinated Notes and (iv) increased borrowings under the Company's credit facility, (v) partially offset by the elimination of interest expense on debt agreements that were repaid in January 1996.

PROVISION FOR INCOME TAXES was $113,000 for the quarter ended March 31, 1997, representing an increase of $38,000 from the $75,000 of tax expense for the first quarter of 1996. The significant difference between the effective tax rate on loss before income taxes and extraordinary loss and the expected statutory rates is attributable to the non-deductibility of expenses related to the write-off of purchased research and development in 1996 and the amortization of goodwill.

EXTRAORDINARY LOSS, NET of $2.0 million for the quarter ended March 31, 1996 represents the write-off of debt issuance cost and related debt prepayment penalties, net of tax benefits of $1.3 million resulting from the early extinguishment of the Company's debt as part of a recapitalization in January 1996.

NET LOSS was $143,000 for the quarter ended March 31, 1997, an improvement of $14.4 million from the quarter ended March 31, 1996. This increase is primarily a result of costs incurred in 1996 that did not repeat in 1997 as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CASH USED FOR OPERATING ACTIVITIES. During the three months ended March 31, 1997 and 1996, cash used for operating activities was $16.4 million and $2.7 million, respectively. This $13.8 million increase in the use of cash is primarily attributable to an increase in working capital and other cash resources required to fund operations. Of this change, $6.4 million can be attributed to accrued expenses and $3.9 million is related to inventory. The reduction in accrued expenses includes an interest payment of $5.7 million on the $100 million Senior Subordinated Notes and the payment of a stay bonus totaling $625,000 at Weseley, both of which occurred in the first quarter 1997, but were not present in the first quarter of 1996. Inventory increased primarily due to the high levels of bookings, increased production to meet customer's needs, reduced outsourcing allowed by recently added or expanded facilities and increased demand for palletizers. First quarter funding of annual profit sharing plan contributions, incentive compensation and bonus plans; disproportionate tax withholding requirements and certain professional services historically result in a significant use of cash in the first quarter.

CAPITAL EXPENDITURES for the three months ended March 31, 1997 and 1996 were $1.7 million and $1.5 million, respectively. Management anticipates that current year capital expenditures will approximate $6.0 million, including amounts to complete the purchase of machinery and equipment for two 1996 expansion projects.

DEBT OFFERING AND RECAPITALIZATION OF PINNACLE. Concurrently with the Debt Offering in January 1996, as discussed below, the Company entered into a senior bank credit agreement with NationsBank, N.A. consisting of a $30 million revolving credit facility which matures in 2001 (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at a rate based upon, at Alvey's option, the Base Rate (as defined in the Revolving Credit Facility) plus 1.50% or the Euro-dollar Rate (as defined in the Revolving Credit Facility) plus 2.50%, with a step down in rates based upon achieving predefined earnings objectives. Borrowings under the Revolving Credit Facility are guaranteed by Pinnacle and subsidiaries of Alvey and secured by substantially all of the assets of Alvey and its subsidiaries. At March 31, 1997 and 1996, borrowings outstanding under the Revolving Credit Facility were $16.7 million and $0, respectively.

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

Concurrent with the Debt Offering, Pinnacle sold $23.0 million of Pinnacle Series A Preferred Stock, $7.0 million of Pinnacle Series C Preferred Stock and approximately $11.3 million of Pinnacle Series B Preferred Stock, together with warrants to purchase up to 256,075 shares of Pinnacle Common Stock (the "Preferred Stock Offering"). Dividends on the Pinnacle Series A, B and C Preferred Stock are payable quarterly. While Alvey has not guaranteed nor is it contingently obligated with respect to any such series of Preferred Stock, Pinnacle has no financial resources, other than Alvey and Alvey's operating subsidiaries, to satisfy cash requirements relative to these preferred shares.

USE OF PROCEEDS. The Company applied the net proceeds of the Debt Offering in the following manner: (i) approximately $46.2 million was used to repay the Company's outstanding senior indebtedness; (ii) approximately $2.3 million was used to repay the Company's outstanding 11.95% subordinated debt; (iii) approximately $21.6 million was distributed as a dividend from Alvey to Pinnacle, which together with the net proceeds from the Pinnacle Preferred Stock Offering, was used by Pinnacle to fund, in part, the cash necessary to buy back certain shares of Pinnacle's outstanding common stock ($23.8 million) and to redeem certain shares of Pinnacle's outstanding preferred stock ($25.3 million); (iv) approximately $7.5 million was used to pay transaction costs; and (v) approximately $8.9 million was used for general corporate purposes (including capital expenditures in 1996). Prepayment penalties of $371,000 were incurred in connection with the repayment of the subordinated debt. In addition, the Company used $15.0 million of the proceeds of the Debt Offering to consummate the Weseley acquisition in January 1996.

ONGOING CASH FLOWS FROM OPERATIONS. The Company believes that its funds from operations, together with available funds under the Company's existing credit facility, will be sufficient to meet its currently anticipated operating, debt service and capital expenditure requirements, including capital requirements related to potential acquisitions, although no acquisitions are pending or contemplated.

BACKLOG. As of March 31, 1997 the Company had a backlog of $155.7 million, as compared to $139.5 million and $136.1 million as of March 31, 1996 and December 31, 1996, respectively. The Company's backlog is based upon firm customer commitments that are supported by purchase orders, other contractual documents and cash payments. While the level of backlog at any particular time may be an indication of future sales, it is not necessarily indicative of the future operating performance of the Company. Additionally, certain backlog orders may be subject to cancellation in certain circumstances. The Company believes that virtually all orders in backlog at March 31, 1997 will be shipped within one year.

PART II.  OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  No exhibits are required to be filed herewith.

    (b) No current reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ALVEY SYSTEMS, INC.



                                  /s/  JAMES A. SHARP
                                  --------------------------------------------
Date:  May 15, 1997               James A. Sharp
                                  Vice President, Finance
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)