Form 10-Q
period 1997-06-30
ALVEY SYSTEMS INC
filed 1997-08-14
CIK 1011066

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 1997.

_____ Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

For the transition period from __________________ to ___________________

                         Commission File Number 333-2600

                               ALVEY SYSTEMS, INC.

                         101 S. Hanley Road, Suite 1300
                               St. Louis, MO 63105
                                 (314) 863-5776

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

                              Yes    X         No
                                  ----------      ----------

The number of shares of common stock outstanding at July 31, 1997 was 1,000 shares.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                                      INDEX

                                                              Page
                                                             Number

Part I - Financial Information

     Item 1.   Financial Statements

               Consolidated Statement of Operations -
               three and six months ended June 30, 1997
               (Unaudited) and 1996 (Unaudited)                 3

               Consolidated Balance Sheet - June 30, 1997
               (Unaudited) and December 31, 1996                4

               Consolidated Statement of Cash Flows -
               six months ended June 30, 1997 (Unaudited)
               and 1996 (Unaudited)                             5-6

               Consolidated Statement of Net Investment
               of Parent for the six months ended June 30,
               1997 (Unaudited)                                 7

               Notes to Consolidated Financial Statements       8-10

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations    11-19


Part II - Other Information

     Item 6.   Exhibits and Reports on Form 8-K                 19

Signature                                                       20

PART I.  FINANCIAL  INFORMATION
ITEM 1  FINANCIAL STATEMENTS


                      ALVEY SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       JUNE 30,                     JUNE 30,
                                                                 1997           1996          1997           1996
                                                             ---------      ---------     ----------     ----------
Net sales                                                    $  90,746      $  83,338     $  174,483     $  164,055
Cost of goods sold                                              69,445         63,109        131,302        124,344
                                                             ---------      ---------     ----------     ----------
  Gross profit                                                  21,301         20,229         43,181         39,711

Selling, general and administrative expenses                    15,949         14,561         31,978         29,870
Research and development expenses                                2,113          1,184          4,166          1,823
Write-off of purchased research and development costs             --              --            --           11,700
Restructuring costs                                             15,284            --          15,284            --
Amortization expense                                               406            400            832            838
Other expense (income), net                                         14             96             (7)         1,468
                                                             ---------      ---------     ----------     ----------
   Operating income (loss)                                     (12,465)         3,988         (9,072)        (5,988)

Interest expense                                                 3,552          3,169          6,975          5,673
                                                             ---------      ---------     ----------     ----------
Income (loss) before income taxes
  and extraordinary loss                                       (16,017)           819        (16,047)       (11,661)

Income tax expense (benefit)                                    (5,486)           345         (5,373)           420
                                                             ---------      ---------     ----------     ----------
Net income (loss) before extraordinary loss                    (10,531)           474        (10,674)       (12,081)

Extraordinary loss, net of tax benefit of $1,328                 --              --             --            1,993
                                                             ---------      ---------     ----------     ----------
Net income (loss)                                           $  (10,531)         $ 474     $  (10,674)    $  (14,074)
                                                             ---------      ---------     ----------     ----------
                                                             ---------      ---------     ----------     ----------


          See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                       JUNE 30,       DECEMBER 31,
                                                         1997             1996
                                                     (UNAUDITED)
                                                     -----------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                           $  4,174          $  5,025
  Receivables:
    Trade (less allowance for doubtful accounts of
      $1,816 and  $1,206, respectively)                 49,930            53,189
    Unbilled and other                                   8,321             7,909
  Accumulated costs and earnings in excess of
    billings on uncompleted contracts                   13,217            15,647
  Inventories:
    Raw materials                                       14,612            14,634
    Work in process                                      3,994             3,909
  Deferred income taxes                                 12,395             8,509
  Taxes receivable                                       1,950
  Prepaid expenses and other assets                      3,175             3,189
                                                     -----------      ------------

    Total current assets                               111,768           112,011

Property, plant and equipment, net                      34,900            34,367
Other assets                                             8,201             8,963
Goodwill, net                                           26,060            26,510
                                                     -----------      ------------

                                                    $  180,929        $  181,851
                                                     -----------      ------------
                                                     -----------      ------------

LIABILITIES AND NET INVESTMENT OF PARENT
Current Liabilities:
  Current portion of long-term debt                 $      236        $      280
  Accounts payable                                      28,445            34,405
  Accrued expenses                                      40,690            40,685
  Customer deposits                                      7,947            11,232
  Billings in excess of accumulated costs and
    earnings on uncompleted contracts                   26,780            20,426
  Deferred revenues                                      3,284             4,379
                                                     -----------      ------------

    Total current liabilities                          107,382           111,407

Long-term debt                                         111,410           100,493
Other long-term liabilities                             12,536             9,125
Deferred income taxes                                    1,507             1,955

Commitments and contingencies (Note 6)

Net investment of Parent                               (51,906)          (41,129)
                                                     -----------      ------------

                                                    $  180,929        $  181,851
                                                     -----------      ------------
                                                     -----------      ------------


           See accompanying Notes to Consolidated Financial Statements

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                           SIX MONTHS ENDED JUNE 30,
                                                               1997         1996
                                                            ---------    ---------
OPERATING ACTIVITIES:
  Net loss                                                   $(10,674)   $(14,074)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
    Depreciation and software amortization                      2,320       1,614
    Amortization                                                  832         838
    Write-off of purchased research and development costs                  11,700
    Other                                                         248          10
    Deferred taxes, net of effect of acquisitions              (4,548)     (1,371)
    Reduction of unamortized debt issue costs
     included in extraordinary loss                                         2,963
    (Increase) decrease in assets, excluding effect
     of acquisitions:
       Receivables                                               2,847      (5,413)
       Accumulated costs and earnings in excess of
        billings on uncompleted contracts                        2,430      (2,588)
       Inventories                                                 (63)      3,447
       Other assets                                                513          60
    (Decrease) increase in liabilities, excluding
     effect of acquisitions:
       Accounts payable                                        (5,960)     (4,665)
       Accrued expenses                                           676       2,337
       Customer deposits                                       (3,285)     (2,283)
       Billings in excess of accumulated costs and
        earnings on uncompleted contracts                       6,354       3,952
       Deferred revenues                                       (1,095)        394
       Taxes payable                                           (2,258)         26
       Other liabilities                                        3,561       2,328
                                                            ---------    ---------

         Net cash used for operating activities                (8,102)       (725)
                                                            ---------    ---------

INVESTING ACTIVITIES:
  Acquisition of Weseley, net of cash acquired of $28                     (14,972)
  Payments for agreements not to compete                         (150)       (150)
  Cash payments to dispose of Diamond                            (363)       (365)
  Software development costs                                                 (212)
  Additions to property, plant and equipment, net              (3,006)     (4,613)
                                                            ---------    ---------

    Net cash used for investing activities                     (3,519)    (20,312)
                                                            ---------    ---------


          See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                       SIX MONTHS ENDED JUNE 30,
                                                          1997            1996
                                                       ----------      ---------
FINANCING ACTIVITIES:
  Proceeds of borrowings                                  55,600         102,019
  Payments of debt and capital leases                    (44,727)        (50,441)
  Redemption of preferred stock                                          (27,600)
  Net contributions from (to) Parent                        (103)          5,981
  Payments of debt issuance costs                                         (7,416)
                                                       ----------      ---------

    Net cash provided by financing activities             10,770          22,543
                                                       ----------      ---------

  Net increase (decrease) in cash and cash equivalents      (851)          1,506

  Cash and cash equivalents, beginning of period           5,025           3,405
                                                       ----------      ---------

  Cash and cash equivalents, end of period               $ 4,174        $  4,911
                                                        ----------      ---------
                                                        ----------      ---------



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest on financings                              $  6,400          $  623
    Income taxes                                           1,383             362


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ATIVITIES:

  Alvey Systems, Inc. purchased Weseley Software Development Corp. in January
  1996. In conjunction with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired                                      $  12,812
    Fair value assigned to goodwill                                        5,137
    Cash paid concurrent with the acquisition,
     excluding cash acquired                                            (14,972)
                                                                       ---------

    Liabilities assumed                                                $  2,977
                                                                       ---------
                                                                       ---------




          See accompanying Notes to Consolidated Financial Statements.

                          ALVEY SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF NET INVESTMENT OF PARENT
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


   FOR THE SIX MONTHS ENDED                       NET INVESTMENT
   JUNE 30, 1997                                     OF PARENT

   Balance December 31, 1996                        $  (41,129)
      Net loss                                         (10,674)
      Net contributions to Parent                         (103)
                                                    -----------

   Balance June 30, 1997                            $  (51,906)
                                                    -----------
                                                    -----------


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

3.   RESTRUCTURING AND OTHER CHARGES

     During the second quarter of 1997, the Board of Directors initiated a plan to reorganize and streamline the Company's corporate structure and to restructure certain business entities within Pinnacle. In connection with this plan, the Board defined management priorities as (1) satisfactory completion and elimination of specific projects with continuing cost overruns primarily related to products which will be discontinued,
     (2) restructure or eliminate, when appropriate, products that are not strategic or profitable, (3) restructure and streamline the Company's corporate organization and (4) eliminate redundancies and streamline the organizational structure of the Software Logistics Group (the "SLG") (see definition on Page 12) by further consolidating the operations of MFA and Weseley.

     As a result, the Company recorded a $15.3 million restructuring charge ($9.2 million, net of tax). Restructuring charges include costs to discontinue offering certain proprietary systems software products at one subsidiary, to reorganize and reduce the size of the Company's corporate organization and to restructure and streamline the executive and marketing functions at the SLG. Costs to discontinue certain proprietary software products consist primarily of costs to complete certain projects incorporating this software, payroll and facility charges during the phase-out of the product, severance charges, sales returns and allowances (relative to prior period sales) anticipated as a result of the discontinuance, the write-off of assets that became obsolete or slow-moving as a result of the discontinuance and other miscellaneous restructuring charges. The corporate reorganization and SLG reorganization charges are primarily severance costs. The reduction of the amount of the accrued restructuring costs in the second quarter of 1997 consisted primarily of the recording of sales returns and allowances, the write-off of obsolete and slow-moving assets, payroll and facility costs associated with the discontinued software product, costs to complete projects involving the discontinued product, severance and other costs. It is anticipated that costs accrued as restructuring will be fully paid by April 30, 2004.

     The following table displays a rollforward of the liabilities, both current and long-term, for restructuring from the initial accrual to June 30, 1997:

                                                          June 30,
                                 Initial   Payments/        1997
     Type of Cost                Accrual   Reductions     Balance
     ------------                -------   ----------     --------
     Costs to discontinue
      product offerings         $8,566      ($3,457)       $5,109
     Corporate reorganization    2,768         (761)        2,007
     SLG reorganization          3,950         (200)        3,750
                                -------   ----------     --------
     Total                      $15,284     ($4,418)      $10,866
                                -------   ----------     --------
                                -------   ----------     --------


     In addition, one-time asset write-down and other non-recurring charges totaling $2.3 million ($1.4 million, net of tax), were recorded in the second quarter of 1997. These non-recurring charges primarily include a write-down in the carrying value of inventory at a restructured subsidiary, employee moving costs associated with exiting certain product offerings and costs associated with bringing restructured production facilities up to Company standards.

4.   SUPPLEMENTAL BALANCE SHEET INFORMATION

     Accrued expenses include the following (in thousands):


                                                 JUNE 30, 1997      DECEMBER 31,
                                                  (UNAUDITED)          1996
                                               -------------      -------------
     Project expenses                              $4,594            $ 8,476
     Bonuses, incentives and profit sharing         6,463             10,642
     Wages and salaries                             2,142              2,147
     Vacation and other employee costs              8,006              8,171
     Interest expense                               4,943              4,927
     Restructuring costs                            7,980                --
     Other expenses                                 6,562              6,322
                                               -------------      -------------
                                                  $40,690            $40,685
                                               -------------      -------------
                                               -------------      -------------


5.   LONG-TERM DEBT

     Effective August 12, 1997, the Company's $30 million revolving credit facility with NationsBank, N.A. was amended to revise debt covenant calculations. At June 30, 1997, the Company was in compliance with such covenants as amended. Prior to the amendment, a waiver was received regarding compliance with debt covenants from June 30, 1997 through August 15, 1997.

6.   COMMITMENTS AND CONTINGENCIES

     The Company is involved in various litigation matters consisting almost entirely of product and general liability claims arising in the normal course of its business. After deduction of a per occurrence self-insured retention, the Company is insured for losses of up to $27 million per year for products and general liability claims. The Company has provided reserves for the estimated cost of the self- insured retention; accordingly, these actions, when ultimately concluded, are not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in the following discussion, the words "believes", "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Alvey Systems, Inc. for the three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The Company's parent, Pinnacle, is considering a series of transactions pursuant to which it would spin-off the material handling businesses presently conducted by the Company, Buschman, White, Busse and RTS (together, the "Equipment Business") to the stockholders of Pinnacle (the "Spin-Off") and immediately thereafter effect an initial public offering of the common stock of Pinnacle (the "IPO") which, following the Spin-Off, would continue to own and operate the businesses currently operated by MFA and Weseley (together, the "Software Business"). The proposed Spin-Off of the Equipment Business and the contemporaneous IPO of the Software Business would be conditioned on a number of factors, including the Company's ability to restructure the terms of its outstanding Senior Subordinated Notes and Pinnacle's outstanding Preferred Stock on acceptable terms, the receipt of a private letter ruling from the IRS confirming the "tax-free" nature of the Spin-Off and certain other contingencies. Pinnacle and the Company presently anticipate that the proposed Spin-Off and IPO would occur no sooner than the first quarter of 1998. In addition, the IPO would only occur if and to the extent the Company deems it advisable, in its sole discretion. It is currently contemplated that the Company would offer to exchange its outstanding Senior Subordinated Notes in one or more steps for a combination of cash (which would be provided by the proceeds from the IPO) and Senior Subordinated Notes of the Equipment Business. As a result of these contingencies, no assurances can be given that either the Spin-Off or the IPO will be consummated. No offer in connection with the IPO or related restructuring of the Senior Subordinated Notes is made hereby.

As part of an overall corporate reorganization and realignment of responsibilities in 1996, the Company began to serve its major markets through three groups. The Consumer Products Group ("CPG"), which is comprised of Alvey and Busse, primarily serves the food, beverage and manufacturing sector of the Company's market. The Distribution Logistics Group ("DLG"), which is comprised of Bushman, White and RTS, primarily serves the distribution logistics market. The Software Logistics Group ("SLG"), which is comprised of MFA and Weseley, provides logistics solutions for warehouse and transportation management needs.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, net sales and categories of expenses as a percentage of net sales.

                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                            JUNE 30,               JUNE 30,
                                         (UNAUDITED)             (UNAUDITED)
                                      ------------------       -----------------
                                       1997        1996        1997         1996
                                     ------       ------      ------      ------
Net sales                             100.0%       100.0%      100.0%      100.0%
Cost of goods sold                     76.5         75.7        75.3        75.8
                                     ------       ------      ------      ------
  Gross profit                         23.5         24.3        24.7        24.2
Selling, general & administrative
 expenses                              17.6         17.5        18.3        18.2
Research & development
 expenses                               2.3          1.4         2.4         1.1
Write-off of purchased R&D              --           --          --          7.1
Restructuring costs                    16.8          --          8.8        --
Amortization expense                    0.5          0.5         0.4         0.5
Other expense, net                      0.0          0.1         0.0         0.9
                                     ------       ------      ------      ------
  Operating income (loss)             (13.7)         4.8        (5.2)       (3.6)
Interest expense                        3.9          3.8         4.0         3.5
                                     ------       ------      ------      ------
  Income (loss) before income
   taxes and extraordinary loss       (17.6)         1.0        (9.2)       (7.1)
Income tax expense (benefit)           (6.0)         0.4        (3.1)        0.3
                                     ------       ------      ------      ------
  Net income (loss) before
   extraordinary loss                 (11.6)         0.6        (6.1)       (7.4)
Extraordinary loss, net                --           --          --           1.2
                                     ------       ------      ------      ------
  Net income (loss)                   (11.6)%        0.6%       (6.1)%      (8.6)%
                                     ------       ------      ------      ------
                                     ------       ------      ------      ------



COMPARISON OF THE QUARTER ENDED JUNE 30, 1997 TO THE QUARTER ENDED
JUNE 30, 1996

NET SALES were $90.7 million for the quarter ended June 30, 1997, representing an increase of $7.4 million, or 8.9%, over net sales of $83.3 million for the quarter ended June 30, 1996. Excluding RTS, which the Company acquired in December 1996, "same store" sales increased $3.4 million, or 4.1%, over the same period of 1996. SLG and DLG "same store" sales increases over the second quarter of 1996 totaling $6.2 million were offset in part by decreases of $2.8 million in CPG sales.

NEW ORDER BOOKINGS were $98.5 million for the quarter ended June 30, 1997, representing an increase of $13.1 million, or 15.3% over the quarter ended June 30, 1996. Excluding the first time inclusion of RTS, year-over-year bookings increased $10.2 million, or 12.0%. This increase was attributable to near-record second quarter bookings recorded at the CPG. Bookings for the CPG have benefited significantly from numerous new and enhanced products offered in late 1996, cycle time reductions and excellent sales coverage.

GROSS PROFIT was $21.3 million for the quarter ended June 30, 1997, an increase of $1.1 million, or 5.3% over the quarter ended June 30, 1996. As a percent of sales, gross margins were 23.5% for the second quarter of 1997, a decrease of 0.8 percentage points over the same period of 1996. The first-time inclusion of RTS increased gross profit by $1.2 million or 5.9%. The SLG reported an increase in gross profit of $2.2 million or 46.5% over the prior year quarter, reflecting increased volume. Gross margins at the DLG were adversely affected by one-time asset write-down and other non-recurring charges totaling $2.2 million which primarily included a write-down in the carrying value of inventory at a restructured subsidiary, moving costs associated with employees affected by exiting certain product offerings and the costs associated with bringing restructured production facilities up to Company standards. Excluding these one-time asset write-down and other non-recurring charges, "same store" gross profit for the quarter ended June 30, 1997 was $22.3 million, an increase of 10.2% or 1.3 percentage points as a percent of sales over the same quarter of 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) were $15.9 million for the quarter ended June 30, 1997, representing an increase of $1.4 million, or 9.5% over the quarter ended June 30, 1996. Excluding RTS, the "same store" increase in SG&A was $620,000, a 4.3% increase over the same period of 1996. As a percentage of sales, "same store" SG&A was 17.5%, approximating the second quarter of 1996. Increases in SG&A, resulting largely from increased staffing to support higher sales volumes, particularly in the SLG, were offset by lower charges for annual bonus and profit sharing expense to reflect adjustments based on individual company performance.

RESEARCH AND DEVELOPMENT EXPENSES were $2.1 million for the second quarter of 1997, an increase of $929,000, compared to $1.2 million for the second quarter of 1996. These increases are primarily the result of increased development activities in the SLG, as well as the first-time inclusion of the results of RTS.

RESTRUCTURING COSTS totaling $15.3 million were recorded in the second quarter of 1997. During this quarter, the Board of Directors initiated a plan to reorganize and streamline the Company's corporate structure and to restructure certain business entities within Pinnacle. In connection with this plan, Stephen J. O'Neill, President of Alvey, was elected to the additional positions of President of Pinnacle and CEO of both companies.

Christopher C. Cole, CEO of Buschman, was appointed to the newly created position of COO of Pinnacle. In addition, both Messrs. O'Neill and Cole were elected to the Boards of both Pinnacle and Alvey. Furthermore, the Board defined management priorities as (1) satisfactory completion and elimination of specific projects with continuing cost overruns primarily related to products which will be discontinued, (2) restructure or eliminate, when appropriate, products that are not strategic or profitable, (3) restructure and streamline the Company's corporate organization and (4) eliminate redundancies and streamline the organizational structure of the SLG by further consolidating the operations of MFA and Weseley. Restructuring charges include costs to discontinue offering certain proprietary systems software products at one subsidiary, to reorganize and reduce the size of the Company's corporate organization and to restructure and streamline the executive and marketing functions at the SLG. Costs to discontinue certain proprietary software products consist primarily of costs to complete certain projects incorporating this software, payroll and facility charges during the phase-out of the product, severance charges, sales returns and allowances (relative to prior period sales) anticipated as a result of the discontinuance, write-off of assets that became obsolete or slow-moving as a result of the discontinuance and other miscellaneous restructuring charges. The corporate reorganization and SLG reorganization charges are primarily severance costs. It is anticipated that costs accrued as restructuring will be fully paid by April 30, 2004.

OPERATING INCOME (LOSS) for the quarter ended June 30, 1997 was a loss of $12.5 million as compared to income of $4.0 million in the second quarter of 1996. However, excluding 1997 non-recurring charges of $17.6 million resulting from the $15.3 million restructuring charge and $2.3 million of asset write-down and other non-recurring charges, operating income would have been $5.1 million, an increase of $1.1 million or 27.9% over the same quarter of 1996. As a percentage of sales, and excluding such 1997 non-recurring charges, operating income was 5.6% in the second quarter of 1997, compared to 4.8% for the same period of 1996. The increase in operating income reflects the various factors described above.

INTEREST EXPENSE increased to $3.6 million for the quarter ended June 30, 1997, representing a $383,000 or 12.1% increase as compared to $3.2 million of interest expense for the quarter ended June 30, 1996. This increase is a result of increased borrowings under the Company's credit facility.

INCOME TAX EXPENSE (BENEFIT) was a benefit of $5.5 million for the quarter ended June 30, 1997, representing a decrease of $5.8 million from the $345,000 of tax expense for the second quarter of 1996. The significant difference between the effective tax rate on income (loss) before income taxes and extraordinary loss and the expected statutory rates is attributable to the non-deductibility of expenses related to the amortization of goodwill.

NET LOSS was $10.5 million for the quarter ended June 30, 1997, as compared to income of $474,000 for the quarter ended June 30, 1996. This decrease is primarily a result of one-time restructuring charges and asset write-down and other non-recurring costs, net of tax, incurred during the quarter as discussed above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 TO THE SIX MONTHS ENDED
 JUNE 30, 1996

NET SALES were $174.5 million for the six months ended June 30, 1997, representing an increase of $10.4 million, or 6.4% over net sales of $164.1 million for the six months ended June 30, 1996. Excluding the first-time inclusion of RTS, "same store" sales increased $3.0 million, or 1.8% over the same period of 1996. The SLG and DLG realized sales increases of $8.7 million, or 39.1%, and $6.3 million, or 8.0%, respectively. These increases were offset in part by a decrease at the CPG due to a depressed order backlog entering 1997. The CPG backlog has increased $18.2 million or 39.3% since year-end 1996.

NEW ORDER BOOKINGS were $202.6 million for the six months ended June 30, 1997 representing an increase of $43.7 million, or 27.5% over the six months ended June 30, 1996. Record bookings at the CPG were particularly strong at $84.9 million, which represents a 45.5% increase over the first six months of 1996. This record first half is attributable to numerous new and enhanced products offered in late 1996, cycle time reductions and excellent sales coverage. RTS contributed $8.9 million to the growth in bookings, while "same store" bookings at the DLG increased 14.7%.

GROSS PROFIT was $43.2 million for the six months ended June 30, 1997, an increase of $3.5 million, or 8.7% over the six months ended June 30, 1996. As a percentage of sales, gross profit for the first half of 1997 is 24.7%, a 0.5 percentage point increase over the same period in 1996. Excluding the effects of RTS, gross profit increased $1.2 million or 3.1% and, as a percentage of sales, was 24.5% or 0.3 points above the first half of 1996. Gross margins at the DLG were adversely affected by asset write-down and other non-recurring charges totaling $2.2 million, which primarily included a write-down in the carrying value of inventory at a restructured subsidiary, employee moving costs associated with exiting certain product offerings and the costs associated with bringing restructured production facilities up to Company standards. Additionally, gross margins were adversely affected by project overruns primarily attributable to supporting customer production during the start-up and commissioning phase of a number of major projects. Despite the high level of project overruns and excluding the one-time asset write-down and other non-recurring charges, "same store" gross profit for the six months ended June 30, 1997 was $43.1 million, an increase of 8.6% or 1.6 percentage points as a percent of sales over the same period of 1996. Gross profit was particularly strong at the SLG, which realized an increase of $4.5 million or 54.7% over the first six months of 1996. This profit growth results from the increase in revenues (39.1%) and higher margins (4.1 points) reflecting the growth in high-margin license revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $32.0 million for the six months ended June 30, 1997, representing an increase of $2.1 million or 7.1% over the six months ended June 30, 1996. As a percentage of sales, SG&A was 18.3% for the first six months of 1997, an increase of 0.1 percentage points over the same period of 1996. Excluding RTS, the "same store" increase in SG&A was $652,000, a 2.2% increase, while SG&A as a percentage of sales was 18.3% or
0.1 percentage points above the first six months of 1996. This increase is primarily attributable to increased staffing to support higher sales volumes within the SLG, offset by lower charges for annual bonus and profit sharing expense.

RESEARCH AND DEVELOPMENT EXPENSES were $4.2 million for the first half of 1997, an increase of $2.3 million compared to $1.8 million for the same period of 1996. This increase is primarily the result of increased development activities in the SLG, as well as the first-time inclusion of the results of RTS.

RESTRUCTURING COSTS totaling $15.3 million were recorded in the first half of 1997 as described in the comparison of the quarter ended June 30, 1997 to the quarter ended June 30, 1996.

OTHER EXPENSE (INCOME), NET was income of $7,000 for the six months ended June 30, 1997, compared to expense of $1.5 million for the six months ended June 30, 1996. This improvement of $1.5 million is primarily attributable to a one-time charge related to the termination of a management agreement in the first quarter of 1996.

OPERATING INCOME (LOSS) for the first six months of 1997 was a loss of $9.1 million compared to a loss of $6.0 million for the first half of 1996. However, excluding 1997 non-recurring charges of $17.6 million resulting from the $15.3 million restructuring charge and $2.3 million of asset write-down and other non-recurring charges, 1997 operating income for the first six months was $8.5 million. Additionally, excluding non-recurring charges of $13.1 million resulting from the $11.7 million write-off of purchased research and development costs associated with the acquisition of Weseley and the $1.4 million expense associated with the termination of a consulting agreement, 1996 operating income for the first six months was $7.2 million. Operating income for the six months ended June 30, 1997, after exclusions, represents an increase of $1.3 million, or 18.7%, compared to operating income after exclusions for the six months ended June 30, 1996. As a percentage of sales, and excluding the non-recurring charges, operating income increased to 4.9% in the first six months of 1997 compared to 4.4% for the same period of 1996. The increase in operating income reflects the various factors described above.

INTEREST EXPENSE increased to $7.0 million for the first half of 1997, representing a $1.3 million or 23.0% increase as compared to the $5.7 million for the period ended June 30, 1996. This increase reflects the higher level of borrowings resulting from the issuance of the $100 million Senior Subordinated Notes in January 1996, the higher interest rate on these notes, the increase in non-cash charges related to the amortization of debt issuance costs and increased borrowings under the Company's credit facility.

INCOME TAX EXPENSE (BENEFIT) was a benefit of $5.4 million for the six months ended June 30, 1997, representing a decrease of $5.8 million from the $420,000 tax expense for the first half of 1996. The significant difference between the effective tax rate on loss before income taxes and extraordinary loss and the expected statutory rates is attributable to the non-deductibility of expenses related to the write-off of purchased research and development and the amortization of goodwill.

EXTRAORDINARY LOSS, net of tax benefit of $1.3 million, was $2.0 million for the six months ended June 30, 1996. This extraordinary loss represents the write-off of debt issuance costs and related debt prepayment penalties, net of tax, resulting from the early extinguishment of the Company's debt as part of a recapitalization in January 1996.

NET INCOME was a loss of $10.7 million for the six months ended June 30, 1997, an improvement of $3.4 million from the six months ended June 30, 1996, as a result of the various factors described above.

LIQUIDITY AND CAPITAL RESOURCES

CASH USED FOR OPERATING ACTIVITIES. During the six months ended June 30, 1997 and 1996, cash used for operating activities was $8.1 million and $725,000, respectively. This $7.4 million increase in the use of cash is primarily attributable to an interest payment of $5.7 million on the $100 million Senior Subordinated Notes, the payment of $876,000 associated with the restructuring and the payment of a $625,000 stay bonus at Weseley, all of which occurred in the first half of 1997, but were not present in the first half of 1996. Additionally, more aggressive collection and billing efforts have minimized the effect of cash outlays for project overruns. First quarter funding of annual profit sharing plan contributions, incentive compensation and bonus plans, disproportionate tax withholding requirements and certain professional services historically result in a significant use of cash in the first quarter.

CAPITAL EXPENDITURES for the six months ended June 30, 1997 and 1996 were $3.0 million and $4.6 million, respectively. Management anticipates that current year capital expenditures will approximate $6.5 million, including amounts required to complete the purchase of machinery and equipment for two 1996 expansion projects.

DEBT OFFERING AND RECAPITALIZATION OF PINNACLE. Concurrently with the Debt Offering in January 1996, as discussed below, the Company entered into a senior bank credit agreement with NationsBank, N.A., consisting of a $30 million revolving credit facility which matures in 2001 (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at a rate based upon, at Alvey's option, the Base Rate (as defined in the Revolving Credit Facility) plus 1.50% or the Euro-dollar Rate (as defined in the Revolving Credit Facility) plus 2.50%, with a step down in rates based upon achieving predefined earnings objectives. Borrowings under the Revolving Credit Facility are guaranteed by Pinnacle and subsidiaries of Alvey and secured by substantially all of the assets of Alvey and its subsidiaries. At June 30, 1997 and 1996, borrowings outstanding under the Revolving Credit Facility were $11.0 million and $0, respectively. At June 30, 1997, an additional $14.4 million would have been available under the Company's credit facility.

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

USE OF PROCEEDS. The Company applied the net proceeds of the Debt Offering in the following manner: (i) approximately $46.2 million was used to repay the Company's outstanding senior indebtedness; (ii) approximately $2.3 million was used to repay the Company's then outstanding 11.95% subordinated debt; (iii) approximately $21.6 million was distributed as a dividend from Alvey to Pinnacle, which together with the net proceeds from the Pinnacle Preferred Stock Offering, was used by Pinnacle to fund, in part, the cash necessary to buy back certain shares of Pinnacle's outstanding common stock ($23.8 million) and to redeem certain shares of Pinnacle's outstanding preferred stock ($25.3 million); (iv) approximately $7.5 million was used to pay transaction costs; and (v) approximately $8.9 million was used for general corporate purposes (including capital expenditures in 1996).
Prepayment penalties of $371,000 were incurred in connection with the repayment of the subordinated debt. In addition, the Company used $15.0 million of the proceeds of the Debt Offering to consummate the Weseley acquisition in January 1996.

ONGOING CASH FLOWS FROM OPERATIONS. The Company believes that its funds from operations, together with available funds under the Company's existing credit facility, will be sufficient to meet its currently anticipated operating, debt service and capital expenditure requirements, including capital requirements related to potential acquisitions, although no acquisitions are pending or contemplated. Of the $17.6 million restructuring cost and asset write-down and other non-recurring charges, approximately $12.6 million of these charges require future cash payments. It is anticipated that approximately $5.1 million of these payments will occur during the last half of 1997, $3.6 million in 1998 and $1.7 million in 1999, with the remaining payments in 2000 or beyond.

BACKLOG. As of June 30, 1997, the Company had a record backlog of $163.6 million, as compared to $141.5 million and $136.1 million as of June 30, 1996 and December 31, 1996, respectively. The Company's backlog is based upon firm customer commitments that are supported by purchase orders, other contractual documents and cash payments. While the level of backlog at any particular time may be an indication of future sales, it is not necessarily indicative of the future operating performance of the Company. Additionally, certain backlog orders may be subject to cancellation in certain circumstances. The Company believes that virtually all orders in backlog at June 30, 1997 will be shipped within one year.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit
          Number    Description
          -------   -----------
           10.1     Second Amended and Restated Employment Agreement,
                    dated June 2, 1997, by and among Pinnacle Automation,
                    Inc., Alvey Systems, Inc. and William R. Michaels

           10.2 Separation Agreement and General and Special Release, dated June 2, 1997, by and among Pinnacle Automation, Inc., Alvey Systems, Inc. and Michael J. Tilton

          10.3 Amendment No. 3 dated August 12, 1997 to the Credit Agreement, dated as of January 24,1996, among Alvey Systems, Inc., the lenders named therein and NationsBank, N.A.

     (b) No current reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                      -19

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALVEY SYSTEMS, INC.


                                   /s/ J.A. Sharp
Date:  August 14, 1997             -------------------------------------------
                                   James A. Sharp
                                   Secretary and Senior Vice President, Finance
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)