Form 10-Q
period 1997-09-30
ALVEY SYSTEMS INC
filed 1997-11-10
CIK 1011066

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                                 FORM 10-Q

(Mark One)

    X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----    Exchange Act of 1934.

For the quarterly period ended September 30, 1997.

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

                        Yes   X        No
                            ----          ----

The number of shares of common stock outstanding at October 31, 1997 was 1,000 shares.

                        ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                                        INDEX

                                                                   Page
                                                                  Number

Part I - Financial Information

    Item 1.   Financial Statements

              Consolidated Statement of Operations -
              three and nine months ended September 30, 1997
              (Unaudited) and 1996 (Unaudited)                       3

              Consolidated Balance Sheet - September 30, 1997
              (Unaudited) and December 31, 1996                      4

              Consolidated Statement of Cash Flows -
              nine months ended September 30, 1997 (Unaudited)
              and 1996 (Unaudited)                                   5-6

              Consolidated Statement of Net Investment
              of Parent for the nine months ended September 30,
              1997 (Unaudited)                                       7

              Notes to Consolidated Financial Statements             8-10

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations          11-19


Part II - Other Information

    Item 6.   Exhibits and Reports on Form 8-K                       19

Signature                                                            19

PART I.  FINANCIAL  INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       1997        1996       1997        1996
                                                     --------    --------   ---------  ---------
Net sales                                            $ 95,824    $ 79,347   $ 270,307  $ 243,402
Cost of goods sold                                     71,018      59,338     202,320    183,682
                                                     --------    --------   ---------  ---------
    Gross profit                                       24,806      20,009      67,987     59,720

Selling, general and administrative expenses           16,217      14,704      48,195     44,574
Research and development expenses                       2,327       1,332       6,493      3,155
Write-off of purchased research and development costs      -           -           -      11,700
Restructuring costs                                        -           -       15,284         -
Amortization expense                                      414         421       1,246      1,259
Other expense (income), net                              (117)         63        (124)     1,531
                                                     --------    --------   ---------  ---------
     Operating income (loss)                            5,965       3,489      (3,107)    (2,499)

Interest expense                                        3,409       3,384      10,384      9,057
                                                     --------    --------   ---------  ---------
Income (loss) before income taxes
   and extraordinary loss                               2,556         105     (13,491)   (11,556)

Income tax expense (benefit)                              826         322      (4,547)       742
                                                     --------    --------   ---------  ---------
Net income (loss) before extraordinary loss             1,730        (217)     (8,944)   (12,298)

Extraordinary loss, net of tax benefit of $1,328           -           -           -       1,993
                                                     --------    --------   ---------  ---------
Net income (loss)                                    $  1,730    $   (217)  $  (8,944) $ (14,291)
                                                     --------    --------   ---------  ---------
                                                     --------    --------   ---------  ---------



         See accompanying Notes to Consolidated Financial Statements

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                                            1997          1996
                                                                                         (UNAUDITED)
                                                                                         -----------   -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                              $   1,920     $   5,025
   Receivables:
     Trade (less allowance for doubtful accounts of $1,755 and  $1,206, respectively)        49,540        53,189
     Unbilled and other                                                                      12,217         7,909
  Accumulated costs and earnings in excess of billings on uncompleted contracts              14,229        15,647
  Inventories:
     Raw materials                                                                           15,042        14,634
     Work in process                                                                          4,161         3,909
   Deferred income taxes                                                                     11,827         8,509
   Taxes receivable                                                                             366            -
   Prepaid expenses and other assets                                                          2,712         3,189
                                                                                          ---------     ---------

       Total current assets                                                                 112,014       112,011

Property, plant and equipment, net                                                           35,214        34,367
Other assets                                                                                  7,839         8,963
Goodwill, net                                                                                25,681        26,510
                                                                                          ---------     ---------
                                                                                          $ 180,748     $ 181,851
                                                                                          ---------     ---------
                                                                                          ---------     ---------
LIABILITIES AND NET INVESTMENT OF PARENT
Current liabilities:
  Current portion of long-term debt                                                       $     266     $     280
  Accounts payable                                                                           28,997        34,405
  Accrued expenses                                                                           40,670        40,685
  Customer deposits                                                                           5,976        11,232
  Billings in excess of accumulated costs and earnings on uncompleted contracts              27,422        20,426
  Deferred revenues                                                                           2,422         4,379
                                                                                          ---------     ---------

     Total current liabilities                                                              105,753       111,407

Long-term debt                                                                              111,694       100,493
Other long-term liabilities                                                                  13,324         9,125
Deferred income taxes                                                                           178         1,955

Commitments and contingencies (Note 6)                                                           -             -

Net investment of Parent                                                                    (50,201)      (41,129)
                                                                                          ---------     ---------

                                                                                          $ 180,748     $ 181,851
                                                                                          ---------     ---------
                                                                                          ---------     ---------

            See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)
                               (DOLLARS IN THOUSANDS)

                                                     NINE MONTHS ENDED SEPTEMBER 30,

                                                           1997          1996
                                                          -------      --------
OPERATING ACTIVITIES:
  Net loss                                                $(8,944)     $(14,291)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
    Depreciation and software amortization                  3,555         2,572
    Amortization                                            1,246         1,259
    Write-off of purchased research and development costs     -          11,700
    Other                                                     248           -
    Deferred taxes, net of effect of acquisitions          (5,259)       (1,748)
    Reduction of unamortized debt issue costs
     included in extraordinary loss                           -           2,963
    (Increase) decrease in assets, excluding effect
     of acquisitions:
     Receivables                                             (659)       (6,674)
     Accumulated costs and earnings in excess of
      billings on uncompleted contracts                     1,418        (5,186)
     Inventories                                             (660)        3,339
     Other assets                                           1,205         1,005
    (Decrease) increase in liabilities, excluding
     effect of acquisitions:
     Accounts payable                                      (5,408)       (4,544)
     Accrued expenses                                         712         2,798
     Customer deposits                                     (5,256)       (1,897)
     Billings in excess of accumulated costs and
      earnings on uncompleted contracts                     6,996         5,234
     Deferred revenues                                     (1,957)         (285)
     Taxes payable                                           (674)          291
     Other liabilities                                      4,349         2,244
                                                          -------      --------

       Net cash used for operating activities              (9,088)       (1,220)
                                                          -------      --------

INVESTING ACTIVITIES:
  Acquisition of Weseley, net of cash acquired of $28         -         (14,972)
  Payments for agreements not to compete                     (150)         (150)
  Cash payments to dispose of Diamond                        (419)         (454)
  Software development costs                                  -            (237)
  Additions to property, plant and equipment, net          (4,507)       (7,900)
                                                          -------      --------

    Net cash used for investing activities                 (5,076)      (23,713)
                                                          -------      --------

            See accompanying Notes to Consolidated Financial Statements.

                     ALVEY SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                (UNAUDITED)
                           (DOLLARS IN THOUSANDS)



                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                         1997       1996
                                                       --------   --------
FINANCING ACTIVITIES:
   Proceeds of borrowings                                79,325    112,119
   Payments of debt and capital leases                  (68,138)   (59,657)
   Redemption of preferred stock                              -    (27,600)
   Net contributions from (to) Parent                      (128)     5,981
   Payments of debt issuance costs                            -     (7,713)
                                                        --------   --------
     Net cash provided by financing activities           11,059     23,130
                                                        --------   --------
   Net decrease in cash and cash equivalents             (3,105)    (1,803)

   Cash and cash equivalents, beginning of period         5,025      3,405
                                                        --------   --------
   Cash and cash equivalents, end of period             $ 1,920    $ 1,602
                                                        --------   --------
                                                        --------   --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:
   Interest on financings                               $12,440   $ 6,646
   Income taxes                                           1,532       871


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

   Alvey Systems, Inc. purchased Weseley Software
     Development Corp. in January 1996. In conjunction with the acquisition, liabilities were assumed as follows:

       Fair value of assets acquired                              $12,812
       Fair value assigned to goodwill                              5,137
       Cash paid concurrent with the acquisition,
         excluding cash acquired                                  (14,972)
                                                                  --------
       Liabilities assumed                                        $ 2,977
                                                                  --------
                                                                  --------


           See accompanying Notes to Consolidated Financial Statements.

                        ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF NET INVESTMENT OF PARENT
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)



FOR THE NINE MONTHS ENDED                                NET INVESTMENT
SEPTEMBER 30, 1997                                         OF PARENT


Balance December 31, 1996                                $  (41,129)
  Net loss                                                   (8,944)
  Net contributions to Parent                                  (128)
                                                         -----------
Balance September 30, 1997                               $  (50,201)
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

2.   PRINCIPLES OF CONSOLIDATION, EARNINGS PER SHARE INFORMATION

     Alvey is a wholly-owned subsidiary of Pinnacle Automation, Inc. ("Pinnacle" or "Parent"). Pinnacle does not have any operations or assets other than its investment in Alvey. The financial statements of the Company include the accounts of Alvey and Alvey's wholly-owned subsidiaries: McHugh Software International, Inc. ("McHugh"), comprised of the former McHugh, Freeman & Associates, Inc. and Weseley Software Development Corp. ("Weseley"); Busse Bros., Inc. ("Busse"); The Buschman Company ("Buschman"); White Systems, Inc. ("White") and Real Time Solutions, Inc. ("RTS"). All significant intercompany transactions, which primarily consist of sales, have been eliminated.

     Given the historical organization and capital structure of the Company, earnings per share information is not considered meaningful or relevant and has not been presented in the accompanying unaudited consolidated financial statements or notes thereto.

3.   RESTRUCTURING AND OTHER CHARGES

     During the second quarter of 1997, the Board of Directors initiated a plan to reorganize and streamline the Company's corporate structure and to restructure certain business entities within Pinnacle. In connection with this plan, the Board defined management priorities as (1) satisfactory completion and elimination of specific projects with continuing cost overruns primarily related to products which will be discontinued, (2) restructure or eliminate, when appropriate, products that are not strategic or profitable, (3) restructure and streamline the Company's corporate organization and (4) eliminate redundancies and streamline the organizational structure of the Software Logistics Group (the "SLG") (see definition on Page 12) by further consolidating the operations of McHugh.


     As a result, the Company recorded a $15.3 million restructuring charge ($9.2 million, net of tax) in the second quarter of 1997. The restructuring charge included costs to discontinue offering certain proprietary systems software products at one subsidiary, to reorganize and reduce the size of the Company's corporate organization and to restructure and streamline the executive and marketing functions at the SLG. Costs to discontinue certain proprietary software products consist primarily of costs to complete certain projects incorporating this software, payroll and facility charges during the phase-out of the product, severance charges, sales returns and allowances (relative to prior period sales) anticipated as a result of the discontinuance, the write-off of assets that became obsolete or slow-moving as a result of the discontinuance and other miscellaneous restructuring costs. The corporate reorganization and SLG reorganization charges are primarily severance costs. The subsequent 1997 year-to-date reduction of accrued restructuring costs consisted primarily of the recording of sales returns and allowances, the write-off of obsolete and slow-moving assets, payroll and facility costs associated with the discontinued software products, costs to complete projects involving the discontinued products, severance and other costs. It is anticipated that costs accrued as restructuring will be fully paid by April 30, 2004.

     The following table displays a roll-forward of the liabilities, both current and long-term, for restructuring from the initial accrual to September 30, 1997:



                                                                September 30,
                                   Initial       Reductions/        1997
          Type of Cost             Accrual        Payments         Balance
          ------------           -----------   --------------   --------------
          Costs to discontinue
           product offerings        $8,566        ($5,068)          $3,498
          Corporate
           reorganization            2,768         (1,097)           1,671
          SLG reorganization         3,950           (675)           3,275
                                 -----------   --------------   --------------
          Total                    $15,284        ($6,840)          $8,444
                                 -----------   --------------   --------------
                                 -----------   --------------   --------------

     In addition, a one-time asset write-down and other non-recurring charges totaling $2.3 million ($1.4 million, net of tax) were recorded in the second quarter of 1997. These non-recurring charges primarily include a write-down in the carrying value of inventory at a restructured subsidiary, employee moving costs associated with exiting certain product offerings and costs associated with bringing restructured production facilities up to Company standards.

4.   SUPPLEMENTAL BALANCE SHEET INFORMATION

     Accrued expenses include the following (in thousands):

                                              SEPTEMBER 30,
                                                   1997             DECEMBER 31,
                                               (UNAUDITED)              1996
                                              --------------        ------------
     Project expenses                              $5,223               $8,476
     Bonuses, incentives and profit sharing         9,330               10,642
     Wages and salaries                             3,445                2,147
     Vacation and other employee costs              8,501                8,171
     Interest expense                               2,037                4,927
     Current portion of restructuring costs         5,108                    -
     Other expenses                                 7,026                6,322
                                                 ---------            ---------
                                                  $40,670              $40,685
                                                 ---------            ---------
                                                 ---------            ---------
5.   LONG-TERM DEBT

     Effective August 12, 1997, the Company's $30 million revolving credit facility with NationsBank, N.A. was amended to revise certain debt covenant calculations. At September 30, 1997, the Company was in compliance with such covenants as amended.

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

     On October 20, 1997, Mitchell J. Weseley, former President and Chief Executive Officer of Weseley Software Development Corp., filed an action in the state of Connecticut against Pinnacle Automation, Inc., Alvey Systems, Inc. and McHugh Software International, Inc. alleging fraudulent inducement, tortious interference with a contractual relationship and violation of the Connecticut Unfair Trade Practices Act. The Company believes such claims are without merit and intends to vigorously defend such action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in the following discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Alvey Systems, Inc. for the three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The Company's parent, Pinnacle, is exploring a number of strategic alternatives. One of those alternatives is a series of transactions pursuant to which it would spin-off the material handling businesses presently conducted by the Company, Buschman, White, Busse and RTS (together, the "Systems Business") to the stockholders of Pinnacle (the "Spin-Off") and immediately thereafter effect an initial public offering of the common stock of Pinnacle (the "IPO") which, following the Spin-Off, would continue to own and operate the business currently operated by McHugh (the "Software Business"). The proposed Spin-Off of the Systems Business and the contemporaneous IPO of the Software Business would be conditioned on a number of factors, including the Company's ability to restructure the terms of its outstanding Senior Subordinated Notes and Pinnacle's outstanding Preferred Stock on acceptable terms, the ability to affect a "tax-free" spin-off in accordance with the private letter ruling received from the IRS and certain other contingencies. Pinnacle and the Company presently anticipate that the proposed Spin-Off and IPO would occur no sooner than late first quarter of 1998. In addition, the IPO would only occur if and to the extent the Company deems it advisable, in its sole discretion. It is currently contemplated that the Company would offer to exchange its outstanding Senior Subordinated Notes in one or more steps for a combination of cash (which would be provided by the proceeds from the IPO) and Senior Subordinated Notes of the Systems Business. As a result of these contingencies, no assurances can be given that either the Spin-Off or the IPO will be consummated. No offer in connection with the IPO or related restructuring of the Senior Subordinated Notes is made hereby.

As part of an overall corporate reorganization and realignment of responsibilities in 1996, the Company began to serve its major markets through three groups. The Consumer Products Group ("CPG"), which is comprised of Alvey and Busse, primarily serves the food, beverage and manufacturing sector of the Company's market. The Distribution Logistics Group ("DLG"), which is comprised of Buschman, White and RTS, primarily serves the distribution logistics market. The Software Logistics Group ("SLG"), comprised of McHugh, provides logistics solutions for warehouse and transportation management needs.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, net sales and categories of expenses as a percentage of net sales.

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,        SEPTEMBER 30,
                                           (UNAUDITED)          (UNAUDITED)
                                       ------------------    -----------------
                                        1997        1996      1997        1996
                                        -----      -----      -----      -----
Net sales                               100.0%     100.0%     100.0%     100.0%
Cost of goods sold                       74.1       74.8       74.8       75.5
                                        -----      -----      -----      -----
  Gross profit                           25.9       25.2       25.2       24.5
Selling, general & administrative
  expenses                               16.9       18.5       17.8       18.3
Research & development
  expenses                                2.4        1.7        2.4        1.3
Write-off of purchased R&D                  -          -          -        4.8
Restructuring costs                         -          -        5.7          -
Amortization expense                      0.4        0.5        0.5        0.5
Other expense (income), net              (0.1)       0.1        0.0        0.6
                                        -----      -----      -----      -----
  Operating income (loss)                 6.3        4.4       (1.2)      (1.0)
Interest expense                          3.6        4.3        3.8        3.7
                                        -----      -----      -----      -----
  Income (loss) before income
    taxes and extraordinary loss          2.7        0.1       (5.0)      (4.7)
Income tax expense (benefit)              0.9        0.4       (1.7)       0.3
                                        -----      -----      -----      -----
  Net income (loss) before
    extraordinary loss                    1.8       (0.3)      (3.3)      (5.0)
Extraordinary loss, net                     -          -          -        0.8
                                        -----      -----      -----      -----
  Net income (loss)                       1.8%      (0.3)%     (3.3)%     (5.8)%
                                        -----      -----      -----      -----
                                        -----      -----      -----      -----

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1997 TO THE QUARTER ENDED SEPTEMBER 30, 1996

NET SALES were $95.8 million for the quarter ended September 30, 1997, representing an increase of $16.5 million, or 20.8%, over net sales of $79.3 million for the quarter ended September 30, 1996. Excluding RTS, which the Company acquired in December 1996, "same store" sales increased $12.4 million, or 15.7%, over the same period of 1996. SLG and DLG "same store" sales increases over the third quarter of 1996 were particularly significant at rates of 38.5% and 15.3%, respectively.

NEW ORDER BOOKINGS were $88.3 million for the quarter ended September 30, 1997, representing a decrease of $4.7 million, or 5.1%, from the quarter ended September 30, 1996. Lower third quarter bookings at the CPG were partially offset by increases at the SLG and the addition of the results of RTS in 1997. Although third quarter CPG and consolidated bookings decreased from the comparable period of 1996, these results follow record first half bookings. Consolidated and CPG backlogs have increased $19.4 million and $7.2 million, respectively, over fiscal 1996 year end.

GROSS PROFIT was $24.8 million for the quarter ended September 30, 1997, an increase of $4.8 million, or 24.0%, over the quarter ended September 30, 1996. As a percent of sales, gross margins were 25.9% for the third quarter of 1997, an increase of 0.7 percentage points over the same period of 1996. The first-time inclusion of RTS increased gross profit by $1.3 million and
0.3 points as a percent of sales. Gross profit increases are primarily the result of increased volume and the reduction in project overruns.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) were $16.2 million for the quarter ended September 30, 1997, representing an increase of $1.5 million, or 10.3%, over the quarter ended September 30, 1996. Excluding RTS, the "same store" increase in SG&A was $746,000, a 5.1% increase over the same
period of 1996.   As a percentage of sales, "same store" SG&A was 16.8%, 1.7 percentage points below the third quarter of 1996. Increases in SG&A, resulting largely from increased staffing, travel and commissions to support higher sales volumes, particularly in the SLG, were offset by favorable impacts of the June 1997 restructuring.

RESEARCH AND DEVELOPMENT EXPENSES were $2.3 million for the third quarter of 1997, an increase of $995,000, compared to $1.3 million for the third quarter of 1996. This increase is primarily the result of increased development activities in the SLG along with the first-time inclusion of the results of RTS.

OPERATING INCOME for the quarter ended September 30, 1997 was $6.0 million as compared to $3.5 million in the third quarter of 1996. As a percentage of sales, operating income increased to 6.3% in the third quarter of 1997, compared to 4.4% for the same period of 1996. The increase in operating income is the result of the various factors described above, and the inclusion of the results of RTS.

INTEREST EXPENSE was approximately $3.4 million for each of the quarters ended September 30, 1996 and 1997.

INCOME TAX EXPENSE was $826,000 for the quarter ended September 30, 1997, representing an increase of $504,000 from $322,000 for the third quarter of 1996. The significant difference between the 1996 effective tax rate on income before income taxes and extraordinary loss and the expected statutory rates is attributable to the non-deductibility of expenses related to the amortization of goodwill.

NET INCOME was $1.7 million for the quarter ended September 30, 1997, as compared to a loss of $217,000 for the quarter ended September 30, 1996.
This increase is attributable to improved operating margins and the reduction in the effective tax rate.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

NET SALES were $270.3 million for the nine months ended September 30, 1997, representing an increase of $26.9 million, or 11.1%, over net sales of $243.4 million for the nine months ended September 30, 1996. Excluding the first-time inclusion of RTS, "same store" sales increased $15.5 million, or 6.4%, over the same period of 1996. The DLG and SLG realized sales increases of 16.3% and 38.9%, respectively. These increases were offset in part by a $3.3 million decrease at the CPG due to a depressed order backlog entering 1997. The CPG backlog has increased 15.5% since 1996 year end.

NEW ORDER BOOKINGS were $290.9 million for the nine months ended September 30, 1997, representing an increase of $39.0 million, or 15.5%, over the nine months ended September 30, 1996. For each of the three operating groups, year-to-date bookings reflect improvements over the same period of 1996. Bookings at the CPG were particularly strong at 14.0% above the first nine months of 1996. CPG increases are attributable to numerous new and enhanced products offered in late 1996, cycle-time reductions and improved world-wide
sales coverage.   RTS contributed $13.7 million to the overall growth in
bookings,  while "same store" bookings at the DLG increased 9.6%.

GROSS PROFIT was $68.0 million for the nine months ended September 30, 1997, an increase of $8.3 million, or 13.8%, over the nine months ended September 30, 1996. As a percentage of sales, gross profit for the first three quarters of 1997 was 25.2%, a 0.7 percentage point increase over the same period of 1996. Excluding the effects of RTS, gross profit increased $4.7 million or 7.9% and, as a percentage of sales, was 24.9% or 0.4 points above the first three quarters of 1996. Gross margins at the DLG were adversely affected by asset write-down and other non-recurring charges totaling $2.2 million, which primarily included a write-down in the carrying value of inventory at a restructured subsidiary, employee moving costs associated with exiting certain product offerings and the costs associated with bringing restructured production facilities up to Company standards. Additionally, gross margins were adversely affected by project overruns primarily attributable to supporting customer production during the start-up and commissioning phase of a number of major projects. Despite the high level of project overruns and excluding the one-time asset write-down and other non-recurring charges, "same store" gross profit for the nine months ended September 30, 1997 was

$66.6 million, or 25.7 percent of sales. This represents an increase of 11.6% and 1.2 percentage points, as a percent of sales, over the same period of 1996. Gross profit was significantly improved at the SLG, which realized an increase of 39.9% over the first nine months of 1996 as a result of increased volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $48.2 million for the nine months ended September 30, 1997, representing an increase of $3.6 million or 8.1% over the nine months ended September 30, 1996. As a percentage of sales, SG&A was 17.8% for the first nine months of 1997, a decrease of 0.5 percentage points from the same period of 1996. Excluding RTS, the "same store" increase in SG&A was only $1.4 million, or a 3.1% increase, while SG&A as a percentage of sales was 17.8% or 0.5 percentage points below the first nine months of 1996. This "same store" increase is primarily attributable to increased staffing, travel and commissions to support higher sales volumes, offset by lower charges for annual bonus and profit sharing expense.

RESEARCH AND DEVELOPMENT EXPENSES were $6.5 million for the first three quarters of 1997, $3.3 million higher than the same period of 1996. This increase is primarily the result of increased development activities in the SLG, as well as the first-time inclusion of the results of RTS.

RESTRUCTURING COSTS totaling $15.3 million were recorded in the second quarter of 1997. During this quarter, the Board of Directors initiated a plan to reorganize and streamline the Company's corporate structure and to restructure certain business entities within Pinnacle. In connection with this plan, Stephen J. O'Neill, President of Alvey, was elected to the additional positions of President of Pinnacle and CEO of both companies. Christopher C. Cole, CEO of Buschman, was appointed to the newly created position of COO of Pinnacle. In addition, both Messrs. O'Neill and Cole were elected to the Boards of both Pinnacle and Alvey. Furthermore, the Board established management priorities as (1) satisfactory completion and elimination of specific projects with continuing cost overruns primarily related to products which will be discontinued, (2) restructure or eliminate, when appropriate, products that are not strategic or profitable, (3) restructure and streamline the Company's corporate organization and (4) eliminate redundancies and streamline the organizational structure of the SLG by further consolidating the operations of McHugh. The restructuring charge included costs to discontinue offering certain proprietary systems software products at one subsidiary, to reorganize and reduce the size of the Company's corporate organization and to restructure and streamline the executive and marketing functions at the SLG. Costs to discontinue certain proprietary software products consist primarily of costs to complete certain projects incorporating this software, payroll and facility charges during the phase-out of the product, severance charges, sales returns and allowances (relative to prior period sales) anticipated as a result of the discontinuance, the write-off of assets that became obsolete or slow-moving as a result of the discontinuance and other miscellaneous restructuring costs. The corporate reorganization and SLG reorganization charges are primarily severance costs. It is anticipated that costs accrued as restructuring will be fully paid by April 30, 2004.

OTHER EXPENSE (INCOME), NET was income of $124,000 for the nine months ended September 30, 1997, compared to expense of $1.5 million for the nine months ended September 30, 1996. This improvement of $1.7 million is primarily attributable to a one-time charge related to the termination of a management agreement in the first quarter of 1996.

OPERATING LOSS for the first nine months of 1997 was $3.1 million compared to $2.5 million for the first three quarters of 1996. However, excluding 1997 non-recurring charges of $17.6 million comprised of the $15.3 million restructuring charge and $2.3 million of asset write-down and other non-recurring charges, 1997 operating income for the first nine months was $14.5 million. Additionally, excluding non-recurring charges of $13.1 million resulting from the $11.7 million write-off of purchased research and development costs associated with the acquisition of Weseley and the $1.4 million expense associated with the termination of a consulting agreement, 1996 operating income for the first nine months was $10.6 million. Operating income for the nine months ended September 30, 1997, after exclusions, represents an increase of $3.8 million, or 35.8%, compared to operating income after exclusions for the nine months ended September 30, 1996. As a percentage of sales, and excluding the non-recurring charges, operating income increased to 5.3% in the first nine months of 1997 compared to 4.4% for the same period of 1996. The increase in operating income reflects the various factors described above.

INTEREST EXPENSE increased to $10.4 million for the first three quarters of 1997, representing a $1.3 million, or 14.7%, increase as compared to $9.1 million of interest expense for the period ended September 30, 1996. This increase reflects the higher level of borrowings resulting from the issuance of the $100 million Senior Subordinated Notes in January 1996, the higher interest rate on these notes, the increase in non-cash charges related to the amortization of debt issuance costs and increased borrowings under the Company's credit facility.

INCOME TAX EXPENSE (BENEFIT) was a benefit of $4.5 million for the nine months ended September 30, 1997, representing a decrease of $5.3 million from the $742,000 tax expense for the first three quarters of 1996. The significant difference between the 1996 effective tax rate on loss before income taxes and extraordinary loss and the expected statutory rates is attributable to the non-deductibility of expenses related to the write-off of purchased research and development and the amortization of goodwill.

EXTRAORDINARY LOSS, net of tax benefit of $1.3 million, was $2.0 million for the nine months ended September 30, 1996. This extraordinary loss represents the write-off of debt issuance costs and related debt prepayment penalties, net of tax, resulting from the early extinguishment of the Company's debt as part of a recapitalization in January 1996.

NET INCOME was a loss of $8.9 million for the nine months ended September 30, 1997, an improvement of $5.3 million from the nine months ended September 30, 1996, as a result of the various factors described above.

LIQUIDITY AND CAPITAL RESOURCES

CASH USED FOR OPERATING ACTIVITIES. During the nine months ended September 30, 1997 and 1996, cash used for operating activities was $9.1 million and $1.2 million, respectively. This $7.9 million increase in the use of cash is primarily attributable to an interest payment of $5.7 million on the $100 million Senior Subordinated Notes, the payment of $3.2 million associated with the previously described 1997 restructuring and the payment of a $625,000 stay bonus at Weseley, all of which occurred in the first three quarters of 1997, but were not present in the first three quarters of 1996. Additionally, improved management of working capital as well as earnings improvements have had a positive impact on cash flow. First quarter funding of annual profit sharing plan contributions, incentive compensation and bonus plans, disproportionate tax withholding requirements and certain professional services historically result in a significant use of cash in the first quarter.

CAPITAL EXPENDITURES for the nine months ended September 30, 1997 and 1996 were $4.5 million and $7.9 million, respectively. Management anticipates that current year capital expenditures will approximate $6.5 million, including amounts required to complete the purchase of machinery and equipment for two 1996 expansion projects.

DEBT OFFERING AND RECAPITALIZATION OF PINNACLE. Concurrently with the Debt Offering in January 1996, as discussed below, the Company entered into a senior bank credit agreement with NationsBank, N.A., consisting of a $30 million revolving credit facility which matures in 2001 (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at a rate based upon, at Alvey's option, the Base Rate (as defined in the Revolving Credit Facility) plus 1.50% or the Euro-dollar Rate (as defined in the Revolving Credit Facility) plus 2.50%, with a step down in rates upon the achievement of predefined earnings objectives. Borrowings under the Revolving Credit Facility are guaranteed by Pinnacle and subsidiaries of Alvey and secured by substantially all of the assets of Alvey and its subsidiaries. At September 30, 1997 and 1996, borrowings outstanding under the Revolving Credit Facility were $11.2 million and $1.0 million, respectively. At September 30, 1997, $11.5 million of borrowing capacity remained available under the Revolving Credit Facility.

In the Debt Offering, Alvey issued $100 million of 11.375% Senior Subordinated Notes which are due in January 2003. In accordance with the terms of the Debt Offering, Alvey filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the 11.375% Senior Subordinated Notes for a new issue of debt securities of Alvey registered under the Securities Act of 1933, as amended, with terms substantially identical to those of the 11.375% Senior Subordinated Notes. Such registration statement was declared effective on May 9,

1996 and the exchange of $100 million in principal amount of the original notes for $100 million in principal amount of registered notes was completed on June 11, 1996. Semi-annual interest payments on such notes commenced in July 1996.

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

ONGOING CASH FLOWS FROM OPERATIONS. The Company believes that its funds from operations, together with available funds under the Company's existing credit facility, will be sufficient to meet its currently anticipated operating, debt service and capital expenditure requirements, including capital requirements related to potential acquisitions, although no significant acquisitions are pending or contemplated. Of the $17.6 million restructuring cost and asset write-down and other non-recurring charges recorded in the second quarter of 1997, approximately $10.1 million of these charges require future cash payments. It is anticipated that approximately $2.6 million of these payments will occur during the last quarter of 1997, $3.6 million in 1998 and $1.6 million in 1999, with the remaining payments in 2000 or beyond.

BACKLOG. As of September 30, 1997, the Company had a backlog of $155.5 million, as compared to $154.3 million and $136.1 million as of September 30, 1996 and December 31, 1996, respectively. The Company's backlog is based upon firm customer commitments that are supported by purchase orders, other contractual documents and cash payments. While the level of backlog at any particular time may be an indication of future sales, it is not necessarily indicative of the future operating performance of the Company. Additionally, certain backlog orders may be subject to cancellation in certain circumstances. The Company believes that virtually all orders in backlog at September 30, 1997 will be shipped within one year.

ITEM 3.   LEGAL PROCEEDINGS

On October 20, 1997, Mitchell J. Weseley, former President and Chief Executive Officer of Weseley Software Development Corp., filed an action in the state of Connecticut against Pinnacle Automation, Inc., Alvey Systems, Inc. and McHugh Software International, Inc. alleging fraudulent inducement, tortious interference with a contractual relationship and violation of the Connecticut Unfair Trade Practices Act. The Company believes such claims are without merit and intends to vigorously defend such action.


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)  No reports are required to be filed herewith.

      (b) No current reports on Form 8-K were filed during the quarter ended September 30, 1997.


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ALVEY SYSTEMS, INC.



                                /s/ J.A. Sharp
                                --------------------------------------
Date: November 10, 1997         James A. Sharp
                                Secretary and Senior Vice President, Finance
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)