Form 10-K405
period 1997-12-31
ALVEY SYSTEMS INC
filed 1998-03-16
CIK 1011066

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from __________ to __________

Commission file number 333-2600

                                 ALVEY SYSTEMS, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Delaware                            43-0157210
     (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION
      INCORPORATION OR ORGANIZATION)                  NUMBER)

             9301 Olive Blvd.
           St. Louis, Missouri                          63132
     (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
                 OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (314) 993-4700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                    ON WHICH REGISTERED
          -------------------                   ---------------------

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

          The number of shares of Common Stock outstanding on March 12, 1998 was 1,000 shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

          See Exhibit Index.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

     ITEM 1. BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
     ITEM 2. PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . .12
     ITEM 3. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .13
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . .13

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . .13
     ITEM 6. SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . .14
     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . .16
     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . .28
     ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . .28

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . .28
     ITEM 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . .32
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . . .34
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . .35

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .37

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . .37


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

          The Company manufactures a broad range of materials handling equipment such as palletizers, depalletizers, conveyors, carousels and sorters which automate the physical acts of loading, unloading, sorting and transporting raw materials and finished products. In addition to moving materials, the Company's integrated systems incorporate advanced software and controls developed by the Company to collect data, process information and provide real-time feedback with respect to equipment performance and materials processing. While a significant portion of the Company's revenues are attributable to the manufacture and sale of equipment, approximately 59% of total revenues result from product support functions and non-manufactured products delivered in connection with sales of the Company's equipment. Such revenues are generated from engineering, software license fees, computer support services, systems and equipment maintenance, computer hardware and peripheral equipment, and the integration and installation of these products.

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

          The Company's sales have increased from $72.3 million in 1989 to $372.9 million for the year ended December 31, 1997. The principal factors contributing to the Company's rapid growth in sales and operating performance include, new product offerings, management initiatives, and acquisitions of complementary businesses. EBITDA (See Item 6. "Selected Financial Data" for definition) increased from $4.2 million in 1989 to $25.2 million for the year ended December 31, 1997. As of December 31, 1997, the Company's backlog was $143.7 million.

PRODUCTS

          The Company believes that each of its operating entities is a leading supplier in its principal markets. As part of an overall corporate reorganization and realignment of responsibilities in 1996, the Company began to serve its major markets through three groups. The Consumer Products Group ("CPG"), which is comprised of Alvey and Busse Bros. Inc. ("Busse"), primarily serves the food, beverage and manufacturing sector of the Company's market. The Distribution Logistics Group ("DLG"), which is comprised of The Buschman Company ("Buschman"), White Systems, Inc. ("White") and Real Time Solutions, Inc. ("RTS"), primarily serves the distribution logistics market. The Software Logistics Group ("SLG"), comprised of McHugh Software International, Inc. ("McHugh"), provides logistics solutions for warehouse and transportation management needs. Primary entities within each group are described below. (Less significant entities have not been included in discussions throughout this document.)

CONSUMER PRODUCTS GROUP

          ALVEY SYSTEMS, INC.: Alvey manufactures and sells conventional and robotic case palletizers and depalletizers, case and pallet conveyors, related custom products and software and controls through an international network of direct sales personnel and independent representatives. Palletizers are large machines, operated by programmable controls, that receive packaged products (typically case goods) from a conveyor delivery system and deliver them to a pallet conveyor "take away" system. The palletizer sequentially arranges individual packages and groups them into rows and layers to form predetermined patterns which are stacked onto a pallet or into a unit load, producing a stable cube for efficient handling and shipping. Depalletizers unload palletized products for further handling in the distribution process. Conveyor systems are used to move products from one location to another and can be designed to sort, feed or perform a number of different applications. Alvey primarily serves the consumer products segment of the materials handling market that focuses on manufacturers of food, beverages, paper, soap, electronic and other consumer products.

          Alvey's annual net sales have increased 188% since its acquisition by Pinnacle in August 1988 and currently represent approximately 35% of the Company's total net sales. The Company believes that this increased revenue is principally attributable to management initiatives which include the development and introduction of new or improved products. Management's primary initiative was to increase revenues at Alvey. To accomplish this, the Company assembled experienced and highly qualified sales and marketing personnel and developed the necessary products to support this initiative. Management believed this would provide Alvey the means to further penetrate its traditional manufacturing market and provide the sales and consulting expertise to become a significant competitor in the more rapidly growing warehousing and distribution segment of the materials handling market. To better support marketing efforts, Alvey found it necessary to re-engineer many of its conveyor products and develop new equipment such as the case depalletizer used primarily in warehouse applications. In addition, the engineering and manufacturing managers recruited subsequent to 1988 brought new ideas and processes which have resulted in a complete redesign of Alvey's entire palletizer and pallet conveyor product lines. With the acquisition of Buschman in 1992, responsibility for marketing major systems to the warehouse and distribution market segments was shifted from Alvey to Buschman, and a number of senior marketing managers were transferred to Buschman. This shift of responsibilities and transfer of personnel has resulted in lower sales growth at Alvey, while increasing Buschman's sales growth for 1993 and each subsequent year. In 1996 and during 1997, Alvey retained a world class consultant to reduce cycle times, improve first pass yields and lower costs.

          Alvey's EBITDA (as defined in Item 6. "Selected Financial Data") has increased by approximately 136% since 1988. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          BUSSE BROS., INC.: Busse manufactures bulk palletizing and depalletizing systems which are sold through its direct sales force and in conjunction with Alvey's sales force. Busse's bulk palletizers accumulate and arrange empty containers, such as cans and bottles, for shipment to consumer product manufacturers, by building layers of containers separated by plastic or paperboard sheets. The pallet load of containers is then strapped down to secure and stabilize the load. When a pallet of containers arrives at the filling location, containers must be removed from the pallet and fed into a production line where they will be washed, filled and then capped or seamed. Busse's bulk depalletizers accept the pallet of containers and systematically sweep each layer of containers off the pallet and onto conveyors that take the containers into the production line. Busse's products serve the consumer product manufacturing phase of the industry segments to which Alvey serves the distribution phase, and Busse also serves the container manufacturers that supply these industries.

          Busse's annual net sales have increased 76% since its acquisition in April 1992 and currently represent approximately 3% of the Company's total net sales. The Company believes that this significant sales growth is primarily attributable to the recruitment of experienced marketing personnel at Busse and utilizing Alvey's much larger sales force to offer Busse products to existing customers of Alvey. Another factor contributing to this increase in sales was the introduction in 1993 of Busse's redesigned bulk depalletizers which have accounted for approximately 38% of its sales for the last three years.

          During 1996, Busse consolidated three separate manufacturing and two separate administrative facilities into a newly-constructed 62,000 square foot plant. This provided the production and engineering capabilities to meet customer demands. In addition, Busse retained independent consultants to assist in reducing cycle times and lowering costs. The actions implemented in late 1996 and throughout 1997 have led to a significant increase in EBITDA in 1997 over 1996 levels.

          The combination of the operations and management of Alvey and Busse under one group of senior managers (i) focused marketing efforts in order to better realize the synergy potential associated with marketing to a common customer base, (ii) transferred the equipment design successes of Alvey to Busse processes and (iii) reduced overall costs through elimination of redundant support services. The president of Alvey is also president of the CPG.

DISTRIBUTION LOGISTICS GROUP

          THE BUSCHMAN COMPANY: Buschman manufactures and sells a broad range of case conveyors, controls, related products and software which are sold to end users through its direct sales force, through independent distributors and systems integrators and through the sales forces of Alvey and White. Buschman sells standard conveyor and sortation products and modified conveyor equipment as well as high-speed sortation systems, controls, outside-purchased subsystems (such as bar code scanners), engineering and/or installation services. In addition, Buschman sells materials flow systems for warehouses and distribution centers which are more complex in design and include high-speed sortation, sophisticated control software and involve engineering, project management and installation services. These systems are designed to customer and/or consultant specifications through Buschman's "design and build" process. Buschman primarily serves the warehouse and distribution systems markets that perform the logistics operations required to deliver a finished product from a warehouse or distribution center to a retail store. Buschman also provides case conveyors used in systems sold by White and provides case conveyors for systems sold by Alvey to the extent the conveyors used in such systems are not directly manufactured by Alvey.

          Buschman's annual net sales have increased approximately 138% since its acquisition in October 1992 and currently represent approximately 25% of the Company's total net sales. The Company believes that this increase in net sales has resulted primarily from management's initiative to reposition the Company as a premier supplier of material handling solutions to the warehouse and distribution market segment. This repositioning has been accomplished by an aggressive marketing effort targeted at those customers requiring complex solutions and ongoing services. Buschman's marketing efforts have benefited from the transfer of senior managers from Alvey in 1992 and the recruitment of additional highly qualified personnel. To support these marketing efforts and provide superior solutions capabilities, Buschman redesigned its product line, including products previously manufactured by Alvey, and introduced what it believes to be state-of-the-art sortation equipment and systems software.

          Buschman has realized record earnings in each of 1997, 1996 and 1995, with levels well above those experienced before its 1992 acquisition, and increased EBITDA by 35% in 1997 over 1996 record results. As a percentage of gross sales, EBITDA increased to levels well above those realized before its 1992 acquisition. These results are primarily due to a focused strategic plan implemented by management. In 1993 and 1994, the Company made significant investments to initiate this plan, which included (i) consolidating the manufacture of Alvey's conveyor products in Buschman's expanded facility,
(ii) redesigning and standardizing the product lines, (iii) recruiting additional marketing personnel, (iv) recruiting and training approximately 200 additional production employees, net of turnover and (v) pursuing aggressive marketing efforts, particularly with strategic national accounts. Favorable results in recent years are particularly significant in that Buschman now supplies large quantities of hardware sold at negotiated lower margins, which supports Alvey's case conveyor requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          REAL TIME SOLUTIONS: RTS, which Alvey acquired in December 1996, designs and sells paperless inventory picking systems to end users through its direct sales force, through the sales forces of

Buschman and White and through independent distributors. Paperless picking systems are used to facilitate the retrieval (picking) and storage (puting) of inventory in warehouses and distribution centers. Inventory quantities and information are updated immediately upon input of completed transactions. RTS believes its systems eliminate the need for paper picklists, increase the productivity of a customer's work force and improve a customer's control over its inventory. RTS markets its products under the trade names EASYpick-Registered Trademark-, EASYput, EASYpick-DMS, and SORTpro.

          EASYpick-Registered Trademark-, RTS' order-filling system and software (known as a "pick-to-light system"), is currently installed in over 150 sites and is RTS' leading product. RTS' EASYput product addresses the growing market for put-to-light systems and EASYpick-DMS, a warehouse control software, enables customers without sophisticated warehouse management systems to more easily install automated systems, such as pick-to-light. Many of RTS' current customers, including Auto Zone, Avon, Family Dollar Stores, Sears and Wal-Mart, are also customers of White and Buschman.

          RTS' annual net sales have decreased approximately 2% since its acquisition in December 1996 and represent approximately 4% of the Company's total net sales. RTS' 1997 EBITDA, however, is 66% above pre-acquisition levels in 1996 and, as a percentage of sales, has increased from 6% in 1996 to 10% in 1997.

          WHITE SYSTEMS, INC.: White manufactures and sells a broad line of horizontal and vertical carousels, power columns, movable aisle systems and related software and controls which are sold to end users through its direct sales force and through a national dealer network. Horizontal carousels are rotating storage devices which store and move parts to the point of need, whether an operator workstation, an automated inserter/extractor or another robotic interface device. Vertical carousels are similar to horizontal carousels except that the carousel travels in a vertical plane, like a ferris wheel. The power column is a modular automated vertical lift device within which an inserter/extractor retrieves trays from internal shelving and delivers them to an accessible location. Movable aisle storage systems double the storage density of an area by enabling existing fixed shelving to move on rollers, allowing an operator to open an aisle between any two rows of shelves. White also manufactures a heavy duty pallet moveable aisle system for warehousing applications which utilizes a customer's existing pallets or racking. White serves the warehouse and distribution systems markets, and, in addition, its storage and retrieval products are used in a broad range of manufacturing and office applications.

          White's net sales have decreased 25% since its acquisition in December 1993 and currently represent approximately 12% of the Company's total net sales. Prior to its acquisition by the Company, White purchased equipment for resale to its customers and included the sales price of such purchased equipment in its annual net sales. Subsequent to its acquisition by the Company, various product and customer responsibilities have been realigned. This has resulted in certain products previously purchased and resold by White to be produced or otherwise furnished by other operating units of the Company. Accordingly, the net annual sales of these products are now reflected at the respective operating unit rather than White. Furthermore, in 1997, the effect of change in product and customer responsibility accounted for the majority of the reduction in White's annual net sales since its acquisition by the Company.

          Since its acquisition in December 1993, earnings at White have decreased as a result of lower sales volumes as discussed above, as well as investments in additional resources and information systems undertaken during this period. During 1996 and 1997, White experienced further deterioration of its earnings resulting primarily from operating difficulties due to an overcommitment of limited resources and implementing and maintaining outdated software products. In 1996, Pinnacle management responded by reorganizing the management of White. As a result, nine senior executives and managers were recruited and the operating and reporting structure was realigned in a manner consistent with that of the Company's other material handling companies. Additionally, in connection with a 1997 corporate restructuring, the Company focused on the elimination of products with continuing cost overruns and discontinued or restructured certain non-strategic and less profitable products throughout the Company, particularly at White. Due to the above issues, EBITDA levels at White have decreased resulting in negative EBITDA in 1997 and 1996. Although no assurances can be given, management believes the initiatives introduced since the acquisition of White, particularly those initiatives implemented in late 1996 and 1997, will ultimately produce a favorable earnings trend similar to those realized from the Company's other acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          Distribution Logistics Systems, a group formed from White and Buschman personnel which is focused on marketing, designing and selling major systems to the distribution market, is a part of the DLG. The president of the DLG is the former president of Buschman and the Chief Operating Officer of Pinnacle.

SOFTWARE LOGISTICS GROUP

          MCHUGH SOFTWARE INTERNATIONAL, INC.: McHugh, comprised of the former McHugh, Freeman & Associates, Inc. and Weseley Software Development Corp. ("Weseley" or "WSDC") develops, markets and supports warehouse management software systems ("WMS") and transportation management software ("TMS") for the logistics execution portion of the supply chain market.

          Warehouse management systems manage the location and movement of goods within a warehouse to facilitate the eventual shipment of such goods. These systems track inventory on an interactive, real-time basis from the point of receiving through shipping. The systems communicate with a central computer to obtain and provide strategic data. Systems employ barcoded "license plate numbers" which identify and allow the tracking of items, lot or model, storage locations, employees and picking containers. The license plate numbers are read by a bar code scanner and transmitted by a radio frequency terminal. McHugh provided custom systems until late 1994, when it introduced its DMPLUS "standard product". DMPLUS is a real-time, comprehensive software solution for businesses with large-scale, high-volume warehouses and distribution centers. DMPLUS tracks and manages inventory on an interactive real-time basis, from the point of receiving to shipping, through the use of bar coding scanners and radio frequency transmitters, providing users with real-time and precise information as to the location of people, inventory and material handling equipment. DMPLUS improves customer service by reducing fulfillment times and increasing fulfillment accuracy and increases operational efficiencies by reducing downtime and increasing human resource productivity throughout the warehouse. Additionally, DMPLUS improves capital utilization through improved inventory management, thereby reducing unnecessary overhead and improving space
utilization.   For the twelve months ended December 31, 1997, custom and
"standard product" warehouse management systems represented 10% and 90%, respectively, of McHugh's total WMS net sales. The Company anticipates that "standard product" WMS sales will represent an even larger percentage of total net sales in the future. McHugh has traditionally designed and installed warehouse management software systems primarily for the consumer goods distribution marketplace; however, the broad acceptance of its products has created new and significant opportunities in additional market niches.

          Transportation management software and related services are provided by Weseley, which became a wholly-owned subsidiary of McHugh on January 29, 1996. TMS products and related services enable manufacturers, distributors, wholesalers and third-party logistics companies to more effectively and efficiently manage all aspects of the shipping process, from shipment planning to operational execution and post-shipment administration. TRACS*, the Company's TMS, is an open-systems, real-time client/server solution which offers comprehensive, end-to-end transportation planning and management functionality, employing sophisticated modeling and an architecture specifically designed for the dynamic transportation execution environment. TRACS* evaluates orders in real-time and determines the optimal way to consolidate, rate and route orders, considering all available carriers and modes, enabling businesses to significantly lower freight costs, gain greater control over shipping operations, enhance customer service and improve overall transportation efficiency.

          The Company integrated its WMS and TMS technologies in 1996 to create a software solution that enables users to both manage and execute the storage and movement of goods in warehouses with the subsequent shipment of such goods. The Company believes that its ability to offer an integrated DMPLUS/TRACS* solution provides it with a significant competitive advantage as customers increasingly demand a uniform logistics solution to warehouse and transportation management. As of December 31, 1997, five companies have purchased the joint solution offering. During 1997, the Company consolidated the sales forces, the corporate administration and certain other administrative functions of McHugh and Weseley to further integrate the two operations and realize additional cost savings.

          McHugh's annual net sales have increased more than 29 times since its acquisition in May 1989 and currently represent approximately 19% of the Company's total net sales. The Company believes that this significant increase in revenues has been attributable to management's efforts to position McHugh as a provider of high quality, functional software to Fortune 500 customers requiring systems at a number of locations. This strategy has allowed McHugh to create customer-specific systems which can be implemented throughout an organization while requiring less customization, thus leveraging McHugh's resources. The development of DMPLUS (a standardized product requiring little customization) has allowed McHugh to reduce the cost and time to deliver a system which opens additional markets and improves McHugh's competitive position. More recently, the acquisition of Weseley and the corresponding addition and integration of the TMS product line has increased sales levels at McHugh.

          Since the acquisition of McHugh in 1989, EBITDA has grown at a rate higher than sales. In the years immediately following its acquisition, the growth in EBITDA was suppressed by significant costs incurred in connection with the development of additional software offerings, the aggressive pursuit of multi-site accounts and the training of new employees, as employment was increasing at a rate of approximately 50% per year. From 1993 through 1995, EBITDA, as a percentage of sales, significantly exceeded that of any of the other manufacturing companies in the Pinnacle family. In 1996 and 1997, McHugh EBITDA, as a percentage of sales, was within 0.1 and 0.9 percentage points, respectively, of the highest of the Pinnacle companies as the Company increased its spending in research and development, broadening its U.S. and worldwide sales and marketing, and establishing partnerships with other software providers and third party integrators. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INTEGRATED SYSTEMS

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

          CONSUMER PRODUCT MANUFACTURING LINES: Systems used by beverage manufacturers including Coca-Cola, food manufacturers such as Kellogg and consumer product manufacturers such as Motorola. These systems could include Alvey case palletizers, AEC (a division of Alvey) robotic palletizers, Busse bulk depalletizers, Buschman conveyors and related software designed by McHugh, Alvey or Buschman. Revenues from such systems typically exceed $2 million and may reach $10 million.

          WAREHOUSE AND DISTRIBUTION SYSTEMS: Systems used by retailers including Sears, Target and Wal-Mart by independent wholesalers or by manufacturers in conjunction with a consumer product manufacturing line. A typical system could include Buschman and/or Alvey conveyors, White carousels and related software designed by McHugh, RTS, Alvey or Buschman. Revenues from such systems typically exceed $2 million and may reach $15 million.

          CONTAINER MANUFACTURING SYSTEMS: Systems used by can manufacturers including Metal Container Corporation (an Anheuser-Busch subsidiary), or bottle manufacturers including Ball-Foster Glass Container Co. These systems could include Busse bulk palletizers and Alvey conveyors and related software. Such systems typically range in price from $300,000 to $1 million.

          MEAT PRODUCTION SYSTEMS: Systems used by each of the four industry leaders in meat production. These specialized distribution systems could include Alvey case palletizers and depalletizers, Buschman conveyors, White carousels and related software designed by McHugh or Alvey. Such systems and depalletizers typically range in price from $10 million to $15 million. The Company's successful installation of a revolutionary frozen meat distribution system for ConAgra's Monfort Beef division in 1994 is an example of the opportunities available in integrated systems. After the development and implementation of the integrated system for ConAgra, the Company has received orders for approximately $40 million of similar systems from ConAgra and other industry participants.

CUSTOMER ONE PROTECTION

          Through its Company-wide Customer One Protection ("COP") program, the Company provides aggressive ongoing support and maintenance for its installed base of equipment and integrated systems. COP provides the Company's customers with comprehensive service and support including 24-hour assistance by phone, on-site service, user training, replacement parts, maintenance programs and equipment and systems upgrades. The COP program generated approximately $37.3 million of revenues during the year ended December 31, 1997.

ENGINEERING AND SUPPORT SERVICES

          While a significant portion of the Company's revenues is attributable to the manufacture and sale of equipment, approximately 59% of total revenues result from product support functions and non-manufactured products delivered in connection with sales of the Company's equipment. Such revenues are generated from engineering, software license fees, computer support services, systems and equipment maintenance, computer hardware and peripheral equipment, and the integration and installation of these products. The Company's sales process generally starts with a consultation between Company engineers and a customer during which the Company assesses the customer's specific materials handling needs and designs a system consisting of the Company's equipment, including related software and controls, specifically tailored to meet such needs. The Company typically installs the system and works with the customer to insure that the system performs to the customer's expectations. After the system is operational, the Company continues to provide ongoing support and maintenance and works with the customer in response to changes in the customer's materials handling needs. These services are regularly provided to the Company's customers, including through the "value-added" partnerships the Company has formed with certain large customers. See "Customers."


BUSINESS STRATEGY

          The Company's business objective is to build on its position as a full-service provider and integrator of materials handling and information management products and services tailored to meet the individual needs of its customers. To achieve this objective, the Company intends to further implement the following strategies:

          - Continue to build upon the Company's integrated project capabilities. Each of the Company's operating companies was previously a stand-alone enterprise, and management continually modifies the ways in which the subsidiaries work together to design, market and implement solutions. By combining the expertise of its subsidiaries, the Company is able to provide manufacturers and distribution companies with equipment and systems which represent the next step in materials handling and information systems applications. Integrated solutions exhibit a high degree of creativity and represent a partnership with the customer, incorporating flexibility in design and solution and a thorough understanding of the customer's business. These integrated solutions are also designed to meet the increasing information needs of the Company's customers.

          - Continue margin enhancement measures. While the margins of the Company's early acquisitions have increased over time, the margins of White are generally lower than those of the other operating companies. The Company believes that as favorable results are achieved from the 1997 restructuring and as White is further integrated into the Company through its inclusion in the DLG, margins at both White and the Company should improve.

          - Exploit the Company's strategic opportunity to expand its information systems expertise and significantly increase the Company's ability to provide integrated solutions to warehousing, transportation and related demand-planning problems.

          - Expand logistics execution software offerings and markets which would include providing technology to reach the mid-tier market, the addition of new software functionality and products for the current market and the enhancement of existing products. The DLG and CPG are developing the ability to integrate McHugh logistics execution products for use with their systems. The Company intends to develop affiliations with third party integrators and software license partners to supplement the Company's resources in implementing this strategy and to broaden the available customer base. Additionally, McHugh may pursue acquisitions that facilitate such growth.

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

          - Expand the Company's international business. The Company has significant opportunities for such expansion through its U.S.-based international customers, as well as through new international customers. The Company believes that the international markets present significant opportunities for Alvey and Busse palletizer/depalletizer systems, for Buschman distribution systems, for McHugh software systems and for White storage and retrieval systems. The Company intends to focus initially on South America, Asia and Europe, and intends to add additional marketing personnel to support expanded geographical areas as new order bookings and sales increase. The Company established three sales, engineering and service centers in Europe during 1996 and 1997. Costs associated with the startup of these centers were minimized by "boot strapping" the operations and providing services in Europe to existing U.S.-based customers while marketing to new European customers.

INDUSTRY OVERVIEW

          Constant changes in consumer demands and buying trends offer new opportunities for materials handling and information systems applications as the need for a quick response to supply consumer needs is heightened. Trends such as third-party distribution, point-of-sale ordering, mixed-load shipments and more frequent, smaller-quantity deliveries create new opportunities while enhancing the need for advanced software and integrated systems. Similarly, changes in packaging shapes and the elimination of secondary packaging create new challenges for manufacturers and distributors alike. The Company believes that the need to increase employee productivity, improve worker safety, improve margins and meet customer demands are factors which lead manufacturers and distributors to upgrade and replace their existing materials handling equipment.

          The materials handling industry is highly fragmented with many small, single-product companies providing storage, transportation, software and other products and services. Customers increasingly seek to satisfy their materials handling requirements through fully integrated solutions consisting of the equipment necessary to load, unload, sort and transport raw materials and finished products, as well as related software and controls to monitor, optimize and execute the movement and shipment of products. Customers are also seeking systems to manage manufacturing, warehousing and distribution logistics. Companies that are able to provide complex, integrated systems to satisfy materials handling and logistics management requirements are experiencing new growth opportunities, and the Company believes that its broad range of products and services provides it with a distinct competitive position.

CUSTOMERS

          The Company's product leadership has resulted in sales to a diverse customer base which includes many of the largest corporations in the United States. In addition, the Company has successfully forged important "value-added partnerships" with customers such as Anheuser-Busch, ConAgra, Dollar General, McKesson, Nike, Proctor & Gamble, Target and Wal-Mart. Many of the Company's customers have reduced their engineering staffs and consequently look to the Company for design and engineering services with respect to their materials handling requirements. The Company has a large installed base of equipment and systems with these customers which provides reference sites that are critical for attracting potential new customers. The Company believes that these value-added partnerships are a significant competitive advantage as they serve as sources of new product ideas, generate ongoing, relatively high-margin sales and demonstrate proven systems capabilities to potential new customers. The Company expects to create additional value-added relationships as it extends its product offerings and installs new, integrated systems which can serve as additional reference sites.

          Each of the customers listed below was one of the top 20 customers of one of the Company's operating subsidiaries during the last three years. The customers on the list accounted for approximately 49.5% and 50.2% of the Company's sales in 1997 and 1996, respectively. While certain of the customers listed below may not be current customers, the Company has no reason to believe that all customers listed below will not continue to be customers in the future.

          The following table sets forth a list of selected customers of the Company by industry group:

    BREWING                                 CONSUMER PRODUCTS
       Anheuser-Busch                          Char-Broil
       Labatts                                 General Electric
       Miller Brewing                          Motorola
                                               Russell Corp
    SOFT DRINKS                                Stanley
       Coca-Cola                               Sunbeam-Oster
       Pepsi-Cola
                                            TOBACCO
    FOOD                                       Brown and Williamson
       Campbell                                Philip Morris
       Farmland
       Hershey Foods                        THIRD PARTY DISTRIBUTION
       Kellogg                                 Conrail
       M&M Mars                                Sealand
       Nabisco                                 USF Distribution Services, Inc.
       Nestle
       Quaker Oats                          WINE AND DISTILLED SPIRITS
       Tropicana                               Gallo

    INDUSTRIAL DISTRIBUTION/                GENERAL DISTRIBUTION/RETAIL
    MANUFACTURING                              AAFES
       Canadian Tire Corp.                     Avon
       Chrysler                                BJ's Stores
       Crown, Cork and Seal                    Consolidated Stores
       DuPont                                  Chanel
       Intel                                   Dollar General
       Kent Electronics                        Dollar Tree
       Libbey Glass                            Family Dollar
       McKesson                                Famous Footwear
       Reynolds Metal                          Footstar
       Schering Plough                         J.C. Penney
       Ball-Foster Glass Container Co.         Liz Claiborne
       Thomas & Betts                          Meijer
       Warner Lambert                          Michaels Stores
                                               Nike
    CONSUMER GOODS                             Ross Stores
       Boise Cascade                           Sears
       Fort James                              Staples
       Johnson & Johnson                       Tandy
       Kimberly Clark Corp.                    Target Stores
       Lever Bros.                             United Stationers
       Procter & Gamble                        Wal-Mart
                                               Woolworth

          For the years ended December 31, 1997 and 1996, the Company's largest customer accounted for 5.2% and 5.5% of the Company's total sales, respectively. The Company's ten largest customers represented 27.3% of total sales in 1997, as compared to 27.5% in 1996.

          The Company believes that it has excellent working relationships with its customers. These relationships include proprietary accounts where projects are generally awarded without a competitive bid process and non-proprietary accounts where projects are typically awarded through a bid process among two or three potential suppliers.

SALES AND DISTRIBUTION

          The Company has developed strong domestic sales channels, including approximately 90 direct salespeople and approximately 270 independent distributors and independent manufacturer's representatives. This sales force covers the entire United States, with especially strong coverage in the major industrial centers. Management believes that the Company has the strongest combination of direct and independent sales networks in the materials handling industry.

          International sales accounted for approximately $27.0 million or 7.2% of the Company's sales for the year ended December 31, 1997, a 4.8% increase from $25.8 million in international sales for the year ended December 31, 1996. The Company is pursuing a strategy to significantly increase international sales as a percentage of the Company's total net sales. During late 1996 and 1997, the Company established three new international offices. The Company expects to leverage its existing relationships with major multinational corporations in the United States in order to support their activities throughout the global market.

BACKLOG

          The Company's backlog is based upon firm customer orders that are supported by purchase orders, other contractual documents and cash payments. As of December 31, 1997, the Company's backlog was $143.7 million. While the level of backlog at any particular time may be an indication of future sales, it is not necessarily indicative of the future operating performance of the Company. Additionally, certain backlog orders may be subject to cancellation in certain circumstances. The Company believes that substantially all of its orders in backlog at December 31, 1997 will be recorded as revenue within one year.

RESEARCH AND DEVELOPMENT

          Strong research and development efforts are the basis of the Company's product and market leadership. In the fiscal years ended December 31, 1997, 1996 and 1995, the Company incurred $9.1 million, $4.8 million and $2.1 million, respectively, in research and development expenses. By utilizing customer inputs, research with respect to competitors and research with respect to externally available engineering to establish future product needs, the Company focuses its research and development on key customers and applications. Based on such data and subsequent analysis, the Company establishes product plans that are continually reviewed and updated. To support the continuing growth in the logistics execution software market and to facilitate an integrated solutions approach, the Company's research and development activities address three engineering disciplines: computer software, mechanical and controls.

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

          The Company holds 31 active U.S. patents, 14 active foreign patents, 24 U.S. registered trademarks and 10 active foreign trademarks with 14 patent applications and 20 trademark applications pending. In addition to its extensive patent and trademark portfolio, the Company also licenses certain intellectual property rights from third parties and owns a wide array of unpatented proprietary engineering. The Company's U.S. patents have remaining terms ranging from one to 16 years.

RAW MATERIALS AND COMPONENTS

          The Company's principal raw materials and components purchased from third parties are steel, electric motors and reducers. The Company minimizes changing prices for these products by purchasing most of its requirements through annual contracts. The Company does not rely on any single supplier for these materials and believes it has the ability to quickly switch sources for any of these materials should the need arise.

ENVIRONMENTAL MATTERS

          The Company's operations are subject to a variety of federal, state and local environmental laws and regulations which have become increasingly stringent. The Company believes its current operations are in material compliance with current environmental laws and regulations. However, the scope of environmental laws is very broad and is subject to change.

COMPETITION

          The materials handling and related information systems industry is highly fragmented and very competitive. The industry includes numerous small to medium size suppliers who focus on specific market niches and/or singular applications. The suppliers in this group generally do not offer systems or integrated solutions, but instead offer individual kits, machines and applications. Certain other competitors offer materials handling systems and integrated solutions. Although the Company believes it is one of the leading suppliers of integrated materials handling systems, many of the Company's competitors are large and have significant financial, marketing and technical resources. In addition, the Company may encounter competition from new market entrants.

EMPLOYEES

          As of December 31, 1997, the Company had approximately 2,200 employees, approximately 1,100 of whom are engineers and other professional staff. The Company operates through a decentralized organizational structure, interconnected through operating groups headed by group presidents who also serve as the senior executives of Pinnacle. The Company is subject to collective bargaining agreements at all of its manufacturing facilities except the Busse and RTS facilities. The Company has not experienced any work stoppages related to labor matters for more than 20 years. The Company considers its employee relations to be good.

ITEM 2.   PROPERTIES

          The Company occupies over 1,200,000 square feet of manufacturing, assembly and office space. Its primary production facilities are located in Cincinnati, Ohio; St. Louis, Missouri; Kenilworth, New Jersey; and Randolph, Wisconsin. The Company's primary software development facilities are located in Waukesha, Wisconsin; Grand Rapids, Michigan; Shelton, Connecticut; Raleigh, North Carolina; and Berkeley, California.

          In order to meet customer demand and improve manufacturing efficiencies, the Company completed two new manufacturing facilities in 1996: a 62,000 square foot addition to the Busse facility in Randolph, Wisconsin and an 82,000 square foot facility for Alvey in St. Louis, Missouri.

          The location and size of each of the Company's significant facilities is summarized below:

OPERATING COMPANY      LOCATION         SIZE (SQ. FT.)   OWNED/LEASED    LEASE EXPIRATION
-----------------      --------         -------------    ------------    ----------------
  Alvey              Olivette, MO         250,000           Owned           -
  Alvey              St. Peters, MO        82,000           Owned           -
  Alvey              Corsicana, TX         22,000           Leased          December 2000
  Busse              Randolph, WI         122,000           Owned           -
  Buschman           Cincinnati, OH       286,000           Owned           -
  Buschman           Cincinnati, OH        44,000           Leased          March 2000
  RTS                Napa, CA              21,000           Leased          July 2003
  RTS                Berkeley, CA           9,000           Leased          Monthly
  White              Kenilworth, NJ       263,000           Leased          December 2006
  McHugh             Waukesha, WI          68,000           Leased          October 2005
  McHugh             Shelton, CT           29,000           Leased          December 2002
  McHugh             Raleigh, NC            6,000           Leased          March 1998


ITEM 3.   LEGAL PROCEEDINGS

          On October 20, 1997, Mitchell J. Weseley, former President and Chief Executive Officer of WSDC, filed an action in the state of Connecticut against Pinnacle Automation, Inc., Alvey Systems, Inc. and McHugh Software International, Inc. alleging fraudulent inducement, tortuous interference with a contractual relationship and violation of the Connecticut Unfair Trade Practices Act ("CUTPA"). Pinnacle moved to dismiss the claim, and on December 31, 1997, Mr. Weseley dismissed this claim without prejudice. On January 13, 1998, Mr. Weseley commenced an arbitration in Connecticut Superior Court against WSDC alleging breach of contract and violation of CUTPA. The Company believes such claims are without merit and intends to vigorously defend such action. On January 28, 1998, WSDC filed counterclaims against Mr. Weseley principally alleging that he had breached his contractual obligations and fiduciary duty to WSDC by soliciting WSDC employees to resign from WSDC, by disparaging the management of Pinnacle and McHugh and by breaching the terms of a covenant not to compete contained in Mr. Weseley's employment contract.

          The Company is involved in various other legal proceedings arising in the ordinary course of business. None of the matters in which the Company is currently involved, either individually or in the aggregate, is expected to have a material adverse effect on the Company's business, financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          There is no established public market for the Company's Common Stock. All of the Company's Common Stock is held by Pinnacle.

ITEM 6.   SELECTED FINANCIAL DATA

          The selected historical consolidated financial data presented below at and for the five years ended December 31, 1997 have been derived from the historical Consolidated Financial Statements of Alvey which have been audited by Price Waterhouse LLP, independent accountants. Alvey's historical consolidated financial statements as of and for each of the three years ended December 31, 1997, 1996 and 1995 are included elsewhere in this Form 10-K.

          The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

                                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------------------------------
                                                                 1997           1996           1995           1994           1993
                                                               ---------        ---------    ---------      ---------     ---------
                                                                                    (DOLLARS IN THOUSANDS)
 RESULTS OF OPERATIONS (1):
   Net sales . . . . . . . . . . . . . . . . . . . . . . . .   $ 372,869        $ 331,247    $ 288,018      $ 248,177     $ 164,022
   Cost of goods sold  . . . . . . . . . . . . . . . . . . .     279,044          256,218      217,297        189,007       123,033
                                                               ---------        ---------    ---------      ---------     ---------
     Gross profit  . . . . . . . . . . . . . . . . . . . . .      93,825           75,029       70,721         59,170        40,989
   Selling, general and administrative expenses. . . . . . .      64,466           61,471       51,630         43,402        30,421
   Write-off of purchased in-process research
     and development costs (2) . . . . . . . . . . . . . . .        -              12,700         -              -             -
   Research and development expenses . . . . . . . . . . . .       9,063            4,797        2,051          2,538         1,436
   Restructuring expense (3) . . . . . . . . . . . . . . . .      15,284             -            -              -             -
   Write-off of goodwill (4) . . . . . . . . . . . . . . . .        -              11,491         -              -             -
   Amortization expense. . . . . . . . . . . . . . . . . . .       1,663            1,703        1,737          1,836         1,479
   Other expense (income), net (5) . . . . . . . . . . . . .          11            1,378         (108)         2,279           (11)
                                                               ---------        ---------    ---------      ---------     ---------
     Operating income (loss) . . . . . . . . . . . . . . . .       3,338          (18,511)      15,411          9,115         7,664
   Interest expense. . . . . . . . . . . . . . . . . . . . .      13,756           12,301        6,896          5,921         4,053
   Discontinued public offering (6). . . . . . . . . ..  . .         958             -            -              -             -
                                                               ---------        ---------    ---------      ---------     ---------
     Income (loss) before income taxes and
       extraordinary losses. . . . . . . . . . . . . . . . .     (11,376)         (30,812)       8,515          3,194         3,611
   Income tax expense (benefit)  . . . . . . . . . . . . . .      (4,057)          (1,909)       4,109          1,516         1,560
                                                               ---------        ---------    ---------      ---------     ---------
     Income (loss) before extraordinary losses . . . . . . .      (7,319)         (28,903)       4,406          1,678         2,051
   Extraordinary losses, net (7) . . . . . . . . . . . . . .        -               1,993         -              -            6,203
                                                               ---------        ---------    ---------      ---------     ---------
     Net income (loss) . . . . . . . . . . . . . . . . . . .     $(7,319)        $(30,896)     $ 4,406       $  1,678     $  (4,152)
                                                               ---------        ---------    ---------      ---------     ---------
                                                               ---------        ---------    ---------      ---------     ---------

 Earnings per share (8). . . . . . . . . . . . . . . . . . .        -                -            -              -            -

                                                                                          AT DECEMBER 31,
                                                               --------------------------------------------------------------------
                                                                  1997            1996          1995           1994          1993
                                                               ---------        ---------    ---------      ---------     ---------
                                                                                       (DOLLARS IN THOUSANDS)
 BALANCE SHEET DATA(1):
      Working capital (deficit)  . . . . . . . . . . . . . .   $   3,617      $     604      $    (401)     $   7,152     $   8,155
      Total assets . . . . . . . . . . . . . . . . . . . . .     181,792        181,851        150,285        138,536       129,658
      Long-term debt, less current maturities  . . . . . . .     106,930        100,493         42,460         54,754        59,341
      Redeemable preferred stock (9) . . . . . . . . . . . .        -              -            27,322         23,435        20,034
      Net investment of Parent (10)  . . . . . . . . . . . .     (48,528)       (41,129)       (15,719)       (16,332)      (15,015)


                    SELECTED CONSOLIDATED FINANCIAL DATA OF ALVEY

                                                                                  YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------------------------
                                                               1997            1996          1995          1994            1993
                                                            ----------      ----------     ----------    ----------     ----------
                                                                                          (DOLLARS IN THOUSANDS)
OTHER CONSOLIDATED FINANCIAL DATA (1):
   Depreciation expense (11)   . . . . . . . . . . . . .     $   4,876      $    4,259     $    2,952    $    2,752     $    2,583
   Capital expenditures, net (11)  . . . . . . . . . . .         5,977          11,633          4,496         5,091          3,471

OTHER PERFORMANCE MEASURES (NON-GAAP) (12):
   EBITDA (13) . . . . . . . . . . . . . . . . . . . . .        25,161          13,087         20,100        15,877         11,726
   Ratio of EBITDA to cash interest expense (14) . . . .          1.99            1.16           3.27          2.77           3.17
   Ratio of long-term debt to EBITDA . . . . . . . . . .          4.25            7.68           2.11          3.45           5.06

(1) Results include various acquisitions from the date of such acquisition, including White in 1993 and Weseley and RTS in 1996.

(2) Amount relates to $11.7 million and $1.0 million of the purchase price of Weseley and RTS, respectively, which were allocated to purchased in-process research and development and immediately expensed in the first and fourth quarters of 1996, respectively.

(3) Amount reflects non-recurring restructuring charges as described in Note 4 to the Consolidated Financial Statements of Alvey.

(4) Amount represents the write-off of the remaining goodwill balance at one subsidiary, which is considered to be impaired due to historical losses and uncertainty regarding future income and cash flows. See Note 6 to the Consolidated Financial Statements of Alvey.

(5) Amount in fiscal 1996 includes a $1.4 million one-time charge for the termination of a management agreement. Amount in fiscal 1994 includes the payment of a one-time stay bonus in the amount of $2.2 million to an executive of White in connection with the acquisition of White.

(6) Amount reflects the write-off of legal and accounting costs associated with a discontinued public offering as described in Note 4 to the Consolidated Financial Statements of Alvey.

(7) Amount reflects the write-off of unamortized deferred financing fees, net of applicable income tax benefits, resulting from the early extinguishment of debt during 1996 and 1993. Amount in 1993 also includes approximately $5.4 million, net of applicable income tax benefits, for the accrual of operating losses and other related costs associated with the disposal of a carousel manufacturing plant in Lewiston, Maine pursuant to a Federal Trade Commission order in 1993.

(8) Given the historical organization and capital structure of Alvey, earnings per share information is not considered meaningful or relevant and therefore has not been presented.

(9) Amount represents redeemable preferred stock of Pinnacle. Due to the exchangeable feature of the preferred stock which allows the holder to exchange the preferred stock for subordinated notes of Alvey, the preferred stock has been pushed down to the financial statements of Alvey
       at December 31, 1995, 1994 and 1993.   Outstanding  redeemable preferred
       stock of Pinnacle at December 31, 1997 and 1996 has not been pushed down to the financial statements of Alvey as it is not exchangeable into debt of Alvey.

(10) Net investment of Parent represents the basis of Pinnacle's investment in Alvey, which has been pushed down to the financial statements of Alvey, and includes cumulative contributions of capital and cumulative losses before extraordinary losses, extraordinary losses and aggregate accreted/paid preferred stock dividends. The historical amount at December 31, 1997 consists of cumulative contributions of capital to Alvey by Pinnacle of $8.6 million, cumulative losses of $42.9 million, including extraordinary losses of $9.5 million, and an aggregate accretion/payment of $14.3 million of paid-in-kind dividends on preferred stock.

(11) Capital expenditures and related depreciation expense include amounts related to investments in fixed assets and costs of software development. In 1996, this includes $659,000 related to the write-off of capitalized software costs (See Note 2 to the Consolidated Financial Statements of Alvey).

(12) Other performance measures such as EBITDA (discussed further below) should not be construed as an alternative to operating income or net income calculated in accordance with generally accepted accounting principles ("GAAP") or as an indicator of operating performance or liquidity. However, the Company believes such non-GAAP performance measures are commonly used to evaluate a company's ability to service debt.

(13) EBITDA consists of earnings before interest, income taxes, extraordinary items and depreciation and amortization expense. In 1997, EBITDA excluded $15.3 million of restructuring charges and $958,000 of discontinued IPO costs. (See Note 4 to the Consolidated Financial Statements of Alvey.) In 1996, EBITDA excluded a $12.7 million one-time write-off of purchased in-process research and development costs, an $11.5 million write-off of goodwill and a $1.4 million one-time charge for the termination of a management agreement which is included in "Other expense (income), net" above. In 1994, EBITDA excluded a $2.2 million one-time payment of a stay bonus in connection with the acquisition of White which is included in "Other expense (income), net" above. Management fees reduced EBITDA by $493,000, $502,000, $606,000, $502,000 and $665,000 for the years ended
       December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

(14) For purposes of this computation, interest expense consists of interest on indebtedness and does not include amortization of deferred financing fees and other noncash charges to interest.

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

GENERAL OVERVIEW

          The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company for the three fiscal years in the period ended December 31, 1997.

          Subsequent to the acquisition of Alvey by Pinnacle in August 1988, Alvey, Pinnacle and their subsidiaries completed a succession of six complementary acquisitions which has resulted in expanded product lines and an ability to provide integrated solutions in a wide range of manufacturing and distribution applications. Set forth below is certain information with respect to the Company's acquisitions:

     ACQUISITION                                     ACQUISITION DATE
     -----------                                     ----------------
     McHugh Software International, Inc. . . . .     May 1989
     Busse Bros., Inc. . . . . . . . . . . . . .     April 1992
     The Buschman Company  . . . . . . . . . . .     October 1992
     White Systems, Inc. . . . . . . . . . . . .     December 1993
     Weseley Software Development Corp.  . . . .     January 1996
     Real Time Solutions, Inc. . . . . . . . . .     December 1996

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

          - The Company has completed the process of combining the conveyor product line of Alvey with that of Buschman. The best products from each company were selected and then re-engineered to incorporate current technologies and manufacturing capabilities. The effect of this program was to greatly reduce the number of parts required to support two separate products and to simplify the manufacture of the new enhanced product. As a result of this undertaking, and other programs targeted at specific issues, productivity at Buschman began increasing in the last half of 1994 and has continued to do so through 1997. Buschman increased 1997 sales by 38% over 1994 with only a minimal increase in factory employment.

          - During 1995 and 1996 Alvey initiated efforts to improve efficiency, productivity and the processing of information.
               These efforts included incorporating internationally-recognized quality standards necessary to obtain an ISO 9000 certification and working with independent management consultants. The initial ISO 9000 certification was received in May 1996. The process associated with ISO 9000 requirements has provided a more thorough, consistent documentation of information flow processes throughout the Company which has increased productivity and enhanced the decision-making process. The independent management consultants have facilitated process changes that resulted in the reduction of cycle times and increased yields.

          - Over the last three years, the Company has increased spending on state-of-the-art computer and manufacturing equipment and technology targeted at improving its production capabilities and reducing product costs. In addition, during this period, the Company has spent $7.3 million to expand, construct and equip new manufacturing and engineering facilities at Alvey and Busse. These new facilities and equipment have allowed the Company to expand capacity and improve processes, thereby eliminating duplicate costs and increasing productivity. The Company expects that the implementation of these processes and acquisition of equipment will continue through 1998 and ultimately encompass the entire Company.

          - The Company integrated its WMS and TMS technologies to create a software solution that enables users to both manage and execute the storage and movement of goods in warehouses with the subsequent shipment of such goods. The Company believes that its ability to offer an integrated DMPLUS/TRACS* solution provides it with a significant competitive advantage as customers increasingly demand a uniform logistics solution to warehouse and transportation management. During 1997, the Company consolidated the sales and marketing forces, the corporate administration and certain other administrative functions of McHugh and Weseley to further the integration of the two operations and realize additional cost savings.

          - As part of an overall corporate reorganization and realignment of responsibilities in 1996, the Company began to serve its major markets through three groups. The CPG serves the food, beverage and manufacturing sector of the Company's market. The DLG serves retailers, independent wholesalers and manufacturers in conjunction with their distribution logistics requirements. The SLG provides logistics solutions for warehouse and transportation management needs. The formation of these groups provides a better focus on aspects of the business specific to each of the three customer groups and provides synergies in areas such as marketing, equipment design and sales. In 1997, the Company furthered its focus through a restructuring aimed at the elimination or restructuring of less profitable and less strategic products at White and the streamlining of both the corporate and the SLG organizations.

          While no assurance may be given with respect to future productivity performance, management believes additional efficiencies will be realized from these programs.

          Each of the Company's acquisitions was accounted for under the purchase method of accounting, with the purchase prices allocated to the estimated fair market value of the assets acquired and liabilities assumed. In each acquisition, the excess of the purchase price paid over the estimated fair value of the net assets acquired was allocated to goodwill. The Company has allocated an aggregate of $42.9 million to goodwill since 1988, $25.2 million of which is recorded on Alvey's balance sheet at December 31, 1997. See Note 6 to the Consolidated Financial Statements for a discussion of the $11.5 million of goodwill that was written-off in 1996. Goodwill is generally amortized over a period of 40 years; however, the Company is amortizing the goodwill associated with the acquisitions of Weseley and RTS over ten years. Goodwill amortization will result in future annual expense of approximately $1.3 million per year.
The Company financed the acquisitions primarily through borrowings, resulting in increases in the Company's debt and interest expense. Results of operations of each acquired company have been included in the Company's consolidated statement of operations from the dates of the respective acquisition.

          In February 1998, Pinnacle engaged a consulting firm to evaluate various strategic alternatives available to Pinnacle and its affiliated
companies.   One alternative would involve spinning-off the common stock of
McHugh to Pinnacle's stockholders (after an initial spin-off of such stock from the Company to Pinnacle) and, in connection therewith, raising additional equity capital in McHugh. This potential transaction, and any other similar transaction, would be conditioned on a number of factors, including the possible redemption or restructuring of the Company's outstanding Senior Subordinated Notes (including the Company's ability to obtain suitable financing for any such redemption or restructuring), the consent of the holders of Pinnacle's preferred stock and certain other significant contingencies. As a result of these and other contingencies, no assurances can be given that this transaction, or any other similar strategic transaction, will be consummated in the near-term or at all. No offer with respect to either the possible redemption or restructuring of the Senior Subordinated Notes or equity investment in McHugh is made hereby.

RESULTS OF OPERATIONS

          The following table sets forth, for the fiscal periods indicated, net sales and categories of expenses, in thousands of dollars and as a percentage of net sales.

                                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                            1997                   1996                 1995
                                                     -----------------      -----------------     -----------------
 Net sales . . . . . . . . . . . . . . . . . . .     $372,869   100.0%      $331,247   100.0%     $288,018   100.0%
 Cost of goods sold  . . . . . . . . . . . . . .      279,044    74.8        256,218    77.3       217,297    75.4
                                                     --------   -----       --------   -----      --------   -----
 Gross profit  . . . . . . . . . . . . . . . . .       93,825    25.2         75,029    22.7        70,721    24.6
 Selling, general & administrative expenses  . .       64,466    17.3         61,471    18.6        51,630    17.9
 Write-off of purchased in-process
      research & development costs . . . . . . .         -        0.0         12,700     3.8          -        0.0
 Research & development
      expenses . . . . . . . . . . . . . . . . .        9,063     2.4          4,797     1.5         2,051     0.7
 Restructuring expense . . . . . . . . . . . . .       15,284     4.1           -        0.0          -        0.0
 Write-off of goodwill . . . . . . . . . . . . .         -        0.0         11,491     3.5          -        0.0
 Amortization expense  . . . . . . . . . . . . .        1,663     0.5          1,703     0.5         1,737     0.6
 Other expense (income), net . . . . . . . . . .           11     0.0          1,378     0.4          (108)   (0.0)
                                                     --------   -----       --------   -----      --------   -----
 Operating income (loss)   . . . . . . . . . . .        3,338     0.9        (18,511)   (5.6)       15,411     5.4
 Interest expense  . . . . . . . . . . . . . . .       13,756     3.7         12,301     3.7         6,896     2.4
 Discontinued public offering  . . . . . . . . .          958     0.3           -        0.0          -        0.0
                                                     --------   -----       --------   -----      --------   -----
 Income (loss) before income taxes
     and extraordinary loss  . . . . . . . . . .      (11,376)   (3.1)       (30,812)   (9.3)        8,515     3.0
 Income tax expense (benefit)  . . . . . . . . .       (4,057)   (1.1)        (1,909)   (0.6)        4,109     1.5
                                                     --------   -----       --------   -----      --------   -----
 Income (loss) before extraordinary
     loss  . . . . . . . . . . . . . . . . . . .       (7,319)   (2.0)       (28,903)   (8.7)        4,406     1.5
 Extraordinary loss, net . . . . . . . . . . . .         -        0.0          1,993     0.6          -        0.0
                                                     --------   -----       --------   -----      --------   -----
 Net income (loss) . . . . . . . . . . . . . . .     $ (7,319)   (2.0)%     $(30,896)   (9.3)%    $  4,406     1.5%
                                                     --------   -----       --------   -----      --------   -----
                                                     --------   -----       --------   -----      --------   -----


COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996

          NET SALES were $372.9 million for the year ended December 31, 1997, representing an increase of $41.6 million, or 12.6%, over net sales of $331.2 million for the year ended December 31, 1996. Excluding RTS, "same store" sales increased $25.5 million or 7.7% over 1996. Revenues from the Company's DLG increased by $21.7 million or 15.5% over 1996 and "same store" revenues at the DLG increased $5.5 million despite a revenue decrease in the Company's storage and retrieval products from the previous year. Revenues from the Company's SLG increased $22.6 million or 48.2% over 1996 with license revenues increasing 128% and service revenues increasing 46%. These increases reflect the continuing success of the Company's WMS product and the significant services provided to convert the WMS software for use in foreign languages. These increases were offset in part by a $2.6 million decrease at the CPG due to a depressed order backlog entering 1997.

          NEW ORDER BOOKINGS were $381.7 million for 1997, an increase of $65.4 million or 20.7% from 1996. For each of the three operating groups, 1997 bookings reflect improvements over 1996. Bookings at the DLG and CPG were particularly strong, up 29.5% and 16.9%, respectively, over 1996. CPG increases are attributable to numerous new and enhanced products introduced in late 1996, cycle-time reductions and improved world-wide sales coverage resulting in record bookings in terms of dollars and units. RTS contributed $19.0 million to the overall growth in bookings, while "same store" bookings at the DLG increased 15.6%.

          The Company realized a $7.6 million increase in consolidated backlog at year-end 1997 compared to year-end 1996. An increase of $15.0 million at the DLG was offset by decreases of $6.4 million and $1.0 million at the SLG and CPG, respectively. Increases at the DLG are primarily attributable to record 1997 bookings. Decreases at the SLG are attributable to a 48.2% growth rate for sales offset by a moderate 8.0% growth in bookings. Decreases in CPG backlog are attributable to management initiatives to improve engineering productivity and reduce project cycle times. The Company believes that the successful implementation of these initiatives should continue to result in a reduction in backlog relative to historical measures.

          GROSS PROFIT was $93.8 million in 1997, an increase of $18.8 million, or 25.1% over $75.0 million of gross profit in 1996. The gross profit margin, as a percentage of sales, increased to 25.2% from 22.7% in 1996. Excluding the effects of the first-time inclusion of RTS, gross profit increased $13.9 million and as a percentage of sales, was 24.9% or 2.2 percentage points above 1996 levels. Additionally, gross margins were adversely affected by project overruns primarily attributable to supporting customer production during the start-up and commissioning phase of a number of major projects. Despite the high level of project overruns and excluding the one-time asset write-down and other non-recurring charges described below, "same store" gross profit for 1997 was $91.1 million, or 25.5% of sales. This represents an increase of 21.5% and 2.8 percentage points, as a percent of sales, over 1996. Gross margins at the DLG were adversely affected by asset write-down and other non-recurring charges totaling $2.2 million, which primarily included a write-down in the carrying value of inventory at a restructured subsidiary, employee moving costs associated with exiting certain product offerings and the costs associated with bringing restructured production facilities up to Company standards. "Same store" margins excluding the one-time asset write-down and the other non-recurring charges at the DLG increased $5.4 million or 22.2% over 1996 due primarily to increased volume combined with continuing engineering and productivity gains at Buschman. Gross profit was significantly improved at the SLG, which realized an increase of 56.5% over 1996 as a result of increased volume and slightly improved margins as a percent of sales. At the CPG, gross profit as a percentage of sales increased from 23.2% in 1996 to 24.4% in 1997.

          While no assurance may be made with respect to future productivity performance, the Company believes the recent productivity gains at Buschman are sustainable and may be further improved. The ability of the Company to increase productivity performance depends primarily upon (i) the ability of White to realize the benefits of restructuring efforts and organizational changes, (ii) the utilization of additional capacity at Alvey and Busse and (iii) the ability to hire and retain critical engineering resources.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $64.5 million in 1997, representing an increase of $3.0 million, or 4.9% over $61.5 million of such expenses in 1996. As a percentage of sales, selling, general and administrative (SG&A) expenses decreased to 17.3% in 1997 from 18.6% in 1996. Excluding RTS, "same store" SG&A increased by $58,000 from 1996, and as a percentage of sales, was 17.2% or 1.4 percentage points lower than 1996. Lower charges for annual bonus and profit sharing expense combined with favorable impacts from the June 1997 restructuring were offset by increased staffing, travel and incentives to support higher sales volumes.

          RESEARCH AND DEVELOPMENT EXPENSES were $9.1 million for 1997, representing an increase of $4.3 million or 88.9%, compared to $4.8 million in 1996. This increase is primarily the result of increased development activities in the SLG to support continuing growth in the WMS and TMS markets, as well as the first-time inclusion of the results of RTS.

          RESTRUCTURING COSTS totaling $15.3 million were recorded in the second quarter of 1997. During this quarter, the Board of Directors initiated a plan to reorganize and streamline the Company's corporate structure and to restructure certain business entities within Pinnacle. In connection with this plan, Stephen J. O'Neill, President of Alvey, was elected to the additional positions of President of Pinnacle and CEO of both companies. Christopher C. Cole, CEO of Buschman, was appointed to the newly created position of COO of Pinnacle. In addition, both Messrs. O'Neill and Cole were elected to the Boards of both Pinnacle and Alvey. Furthermore, the Board established management priorities as (1) satisfactory completion and elimination of specific projects with continuing cost overruns primarily related to products which will be discontinued, (2) restructure or eliminate, when appropriate, products that are not strategic or profitable, (3) restructure and streamline the Company's corporate organization and (4) eliminate redundancies and streamline the organizational structure of the SLG by further consolidating the operations of McHugh and Weseley. The restructuring charge included costs to discontinue offering certain proprietary systems software products at one subsidiary, to reorganize and reduce the size of the Company's corporate organization and to restructure and streamline the executive and marketing functions at the SLG. Costs to discontinue certain proprietary software products consist primarily of costs to complete certain projects incorporating this software, payroll and facility charges during the phase-out of the product, severance charges, sales returns and allowances (relative to prior period sales) anticipated as a result of the discontinuance, the write-off of assets that became obsolete or slow-moving as a result of the discontinuance and other miscellaneous restructuring costs. The corporate reorganization and SLG reorganization charges are primarily severance costs. It is anticipated that costs accrued as restructuring will be fully paid by April 30, 2004.

          OTHER EXPENSE (INCOME), NET was expense of $11,000 in 1997, compared to expense of $1.4 million in 1996. This improvement of $1.4 million is primarily attributable to a one-time charge related to the termination of a management agreement in 1996. (See Note 12 to the Consolidated Financial Statements for further discussion.)

          OPERATING INCOME (LOSS) improved to income of $3.3 million in 1997 from a loss of $18.5 million in 1996. As a percentage of net sales, operating income increased to 0.9% in 1997 from (5.6%) in 1996. However, excluding 1997 non-recurring charges of $17.6 million comprised of the $15.3 million restructuring charge and $2.3 million of asset write-down and other non-recurring charges, 1997 operating income was $20.9 million. Additionally, excluding non-recurring charges of $26.3 million resulting from the $12.7 million write-off of purchased in-process research and development costs associated with the acquisitions of Weseley and RTS, an $11.5 million write-off of goodwill, the $1.4 million expense associated with the termination of a consulting agreement and the $0.7 million related to the write-off of capitalized software costs (See Note 2 to the Consolidated Financial Statements for further discussion), 1996 operating income was $7.8 million. Operating income in 1997, after exclusions, represents an increase of $13.1 million, or 169%, compared to operating income after exclusions in 1996. As a percentage of sales, and excluding the non-recurring charges, operating income increased to 5.6% in 1997 compared to 2.3% in 1996. The increase in operating income reflects the various factors described above.

          DISCONTINUED PUBLIC OFFERING was $958,000 in 1997 compared to $0 in 1996. In the fourth quarter of 1997, legal, accounting and various other charges related to a planned initial public offering of common stock by the SLG were charged to income as the Company decided not to proceed with the initial public offering at this time. (See Note 4 to the Consolidated Financial Statements.)

          INTEREST EXPENSE was $13.8 million in 1997 representing an increase of $1.5 million, or 11.8%, from $12.3 million in 1996. This increase reflects the issuance of the Company's $100 million Senior Subordinated Notes on January 24, 1996, the higher interest rate on these notes for an additional month in 1997 as compared to 1996, the increase in non-cash charges related to the amortization of debt issuance costs and increased borrowings under the Company's credit facility.

          INCOME TAX BENEFIT was $4.1 million in 1997, representing an increase of $2.1 million from $1.9 million in 1996. The related effective income tax rate increased to 35.7% in 1997 from 6.2% in 1996, primarily as a result of the absence of the $25.5 million of nondeductible expenses related to the amortization and write-off of goodwill and the write-off of purchased in-process research and development costs incurred in 1996.

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

          The most significant growth was produced by the CPG where sales increased $22.1 million or 18.1% over 1995. This strong growth resulted from the delivery of large in-process production and storage systems and the continuing market demand for the Company's mid-range and high-speed palletizing systems. Revenues from the Company's DLG increased $9.1 million or 6.2% over 1995 despite a revenue decrease in the Company's storage and retrieval products from the prior year. Within the DLG, the demand for integrated and major warehouse systems continued as revenues from these products increased $11.0 million or 12.8% over 1995. Revenues from the Company's SLG increased $6.7 million or 16.7% over 1995, attributable primarily to the inclusion of Weseley and its TRACS* product line. However, the Company believes the overall revenue growth of this group was adversely affected during 1996 as the Company was presented with significant strategic opportunities that involved enhancing the functionality of DMPLUS to address the needs of the retail apparel segment of the WMS market. Accordingly, the Company deployed certain of its marketing, development and implementation efforts to enter this significant market segment. While the Company believes it has and will continue to realize the benefits from these efforts, such efforts involved revising certain marketing processes and devoting significant time to designing additional functionality, which activities resulted in a delay in the recognition of license revenues during this period with the results for the fourth quarter of 1996 being adversely affected. Also during 1996, the Company substantially completed the migration of TRACS* from a DOS-based application system to an open-systems, client/server solution. The Company believes that some potential TRACS* customers may have deferred licensing TRACS* during the first half of 1996 in anticipation of the open systems, client/server release that became available in the second half of 1996. The Company further believes that many customers that deferred licensing TRACS* in the first half of 1996 subsequently licensed TRACS* prior to year-end; however, certain of these potential customers may have opted instead to purchase competing TMS products rather than waiting for the completion of the migration of TRACS* to an open systems, client/server system, thereby adversely affecting TRACS* license fees in 1996. In addition, hardware revenues within the SLG decreased $4.9 million from 1995 as a significant one-time purchase by a single customer in 1995 did not repeat in 1996. Furthermore, one strategy of the SLG is to grow license and maintenance revenues through the increased usage of third party implementation services. To the extent these efforts are successful, hardware revenues will continue to decline as a percentage of revenues.

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

          GROSS PROFIT was $75.0 million in 1996, an increase of $4.3 million, or 6.1% over $70.7 million of gross profit in 1995. The gross profit margin, as a percentage of sales, decreased to 22.7% from 24.6% in 1995. Excluding the effects of the first-time inclusion of Weseley, gross profit decreased $683,000, or 1.0% and, as a percentage of sales, was 21.5% or 3.1 percentage points below 1995 levels. Gross profit, in both dollars and as a percentage of sales, was adversely affected at three of the Company's manufacturing operations, as project overruns were incurred due to (i) the cost of outsourcing production, the use of temporary facilities, overtime premiums and production inefficiencies, all due to a lack of capacity and over-committed resources, (ii) the implementation of first-time product applications and (iii) significant increases in start-up and commissioning efforts resulting from the preceding items (i) and (ii). These overruns were partially offset by continuing engineering and manufacturing productivity gains at Buschman where gross profit increased $5.3 million and 3.3 percentage points over 1995 and 10.0 percentage points over 1994 results. Management believes that the recent completion of two new production facilities, the addition of new equipment and resources, the integration of various systems and processes, the management reorganization at White, the operational focus to result from the creation of distinct operating groups and the productivity and engineering programs initiated during 1996 should produce manufacturing efficiencies, productivity gains and eliminate or greatly reduce the project overruns incurred during 1996.

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

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $61.5 million in 1996, representing an increase of $9.8 million, or 19.1% over $51.6 million of such expenses in 1995. As a percentage of sales, selling, general and administrative (SG&A) expenses increased to 18.6% in 1996 compared to 17.9% in 1995. Excluding Weseley, where due to the nature of its business SG&A is significantly higher as a percentage of sales, the "same store" increase in SG&A was $5.7 million or a 11.1% increase over 1995. As a percentage of sales, "same store" SG&A was 17.6% or 0.3 percentage points lower than 1995. The most significant year-over-year increase, in both dollars and as a percentage of sales, was at MFA and is attributable to the addition of sales and marketing personnel and professional staff to support current product demand and to generate future growth in licensee fee revenue and the international marketing of the DMPLUS and TRACS* products. SG&A expenses of the DLG increased $2.3 million or 10.9% over 1995 expenses as a result of the Company's investment to further develop its "Design and Build" capabilities, improve its project concepting and estimating resources and open a direct sales office to replace an independent distributor.

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

LIQUIDITY AND CAPITAL RESOURCES

          WORKING CAPITAL. During the three years ended December 31, 1997, the Company generated $28.7 million of cash from operations, which combined with funds from the revolving line of credit has been sufficient to fund the Company's ongoing working capital, capital expenditures and debt service requirements. As the Company's business has expanded internally and through acquisitions during this period, increases in working capital requirements (primarily related to accounts receivable and inventory) were significantly offset by funds the Company received from its customers in the form of deposits and progress billings and enhanced cash management techniques.

          CASH PROVIDED (USED) BY OPERATIONS. Cash flows from (for) operations were ($1.5) million, $11.3 million and $18.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. The $12.8 million increase in the use of cash during 1997 is primarily attributable to an interest payment of $5.7 million on the $100 million Senior Subordinated Notes, the payment of $4.5 million associated with the previously described 1997 restructuring and the payment of a $625,000 stay bonus at Weseley, all of which occurred in 1997, but were not present in 1996. Improved management of working capital experienced in recent years has leveled in 1997, eliminating initial increases to cash flow. Additionally, expenditures for bonuses, profit sharing and project costs related to 1996 accruals had a detrimental impact on cash flow. Offsetting these decreases, earnings improvements had a positive impact on cash flow. First quarter funding of annual profit sharing plan contributions, incentive compensation and bonus plans, disproportionate tax withholding requirements and certain professional services historically result in a significant use of cash in the first quarter.

          LEWISTON OPERATION. In connection with the acquisition of Buschman in 1992, the Company made a decision to close Buschman's carousel manufacturing plant in Lewiston, Maine. In connection with the acquisition of White in December 1993, the Company was ordered by the Federal Trade Commission to hold Buschman's Lewiston operation separate and to find a suitable buyer for the business. In the course of pursuing a buyer and pursuant to the FTC order, the Company was required to fund the Lewiston operation and, as a result, has incurred expenditures of $421,000, $588,000, and $2.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Lewiston operation was divested on July 31, 1995, at which time the Company agreed to assist in funding the operation through July 31, 1997. As of December 31, 1997, no remaining expenditures to assist in the funding are expected. Upon its initial decision to close the Lewiston plant, the Company accrued losses of $1.4 million at December 31, 1992, net of applicable tax benefits, with respect to plant closure costs and the write-off of related assets, with an offsetting charge to goodwill. As a result of the Federal Trade Commission intervention, all subsequent losses, including those anticipated through ultimate disposal of the facility, were charged to earnings as an extraordinary loss, net of tax benefits, in 1993.

          CAPITAL EXPENDITURES. Capital expenditures, including capitalized software development costs, for the years ended December 31, 1997, 1996 and 1995 were approximately $6.0 million, $11.6 million and $4.5 million, respectively. These expenditures were used primarily to finance a new facility for Alvey (1995 and 1996), plant expansion at Busse (1995 and 1996), software development, computer systems and equipment at

McHugh (1995) and normal recurring replacements of machinery and equipment.

          RESEARCH AND DEVELOPMENT COSTS. As described in Note 3 to the Company's Consolidated Financial Statements, approximately $11.7 million of the Weseley purchase price and $1.0 million of the RTS purchase price were allocated to purchased in-process research and development and charged to expense in 1996. The purchased research and development at Weseley relates to the TRACS* Version 3.0.

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

          DEBT OFFERING AND RECAPITALIZATION OF PINNACLE. Concurrently with the Debt Offering in January 1996, the Company entered into a senior bank credit agreement with NationsBank, N.A. consisting of a $30 million revolving credit facility which matures in 2001 (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at a rate based upon, at Alvey's option, the Base Rate (as defined in the Revolving Credit Facility) plus 1.50% or the Euro-dollar Rate (as defined in the Revolving Credit Facility) plus 2.50%, with a step down in rates based upon achieving predefined earnings objectives. Borrowings under the Revolving Credit Facility are guaranteed by Pinnacle and subsidiaries of Alvey and secured by substantially all of the assets of Alvey and its subsidiaries. At December 31, 1997, there was $6.5 million outstanding under the Revolving Credit Facility.

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

          ONGOING CASH FLOWS FROM OPERATIONS. Based on its ability to generate funds from operations, the Company believes that it will have sufficient funds available to meet its currently anticipated operating, debt service and capital expenditure requirements with minimal additional borrowings. In addition, the Company expects to continue to evaluate and consider business acquisition candidates, although no significant acquisitions are pending or contemplated. Of the $17.6 million restructuring cost and asset write-down and other non-recurring charges recorded in the second quarter of 1997, approximately $8.7 million of these charges require future cash payments. It is anticipated that approximately $4.7 million of these payments will occur in 1998 and $1.6 million in 1999, with the remaining payments in 2000 or beyond. The Company believes that its funds from operations, together with available funds under the Revolving Credit Facility, will be sufficient to meet its capital requirements for the forseeable future. The Company's belief regarding its capital requirements is forward-looking and involves risks and uncertainties that could significantly impact the Company's expected liquidity requirements in the short and long term.

          BACKLOG. As of December 31, 1997, the Company had a backlog of $143.7 million, as compared to $136.1 million as of December 31, 1996. The Company's backlog is based upon firm customer commitments that are supported by purchase orders, other contractual documents and cash payments. While the level of backlog at any particular time may be an indication of future sales, it is not necessarily indicative of the future operating performance of the Company. Additionally, certain backlog orders may be subject to cancellation in certain circumstances. The Company believes that substantially all orders in backlog at December 31, 1997 will be recognized as revenue within one year.

          YEAR 2000. The Company utilizes computer information systems to internally record and track information, as well as interact with customers, suppliers, financial institutions and other organizations. The Company also sells software through the SLG and incorporates software and computerized functions in products throughout the Company. Management has preliminarily assessed risks and costs related to addressing Year 2000 issues as they pertain to the Company and its information systems. Based on this assessment, management does not believe that the modification of the Company's systems to address such issues will have a material impact on the Company's financial position or results of operations. However, there are numerous uncertainties related to addressing Year 2000 issues, including actual implementation of measures to address these issues, impact of outside parties appropriately addressing these issues and other factors, some of which may be out of the Company's control, and all of which may cause results to be different than currently anticipated by Management.

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

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth certain information concerning Alvey's directors and executive officers.

                                      YEARS IN
NAME                            AGE   INDUSTRY      POSITION WITH ALVEY
----                            ---   --------      -------------------
Stephen J. O'Neill (1)           56        27    President, Chief Executive
                                                   Officer and Director
James A. Sharp                   50        14    Senior Vice President,
                                                   Secretary, Chief Financial
                                                   Officer and Assistant
                                                   Treasurer
William R. Michaels (1)          63        23    Chairman of the Board
Christopher C. Cole              42         8    Director
Frederick R. Ulrich, Jr. (1)     54         -    Director
Prakash A. Melwani (1)           39         -    Director
Daniel S. O'Connell (2)          44         -    Director
Charles A. Dill (2)              58         -    Director


          The following table sets forth certain information concerning executive officers and directors of Pinnacle and the Company. Each of Alvey and its five subsidiaries are managed by Pinnacle.

                                      YEARS IN      PRINCIPAL POSITION IN
NAME                            AGE   INDUSTRY      PINNACLE ORGANIZATION
----                            ---   --------      ---------------------
Stephen J. O'Neill (1)          56       27     President, Chief Executive
                                                    Officer and Director, each
                                                    of Alvey and Pinnacle
Christopher C. Cole             42       8      Senior Executive Vice
                                                    President, Chief Operating
                                                    Officer and Director of
                                                    Pinnacle; Director of
                                                    Alvey, Chief Executive
                                                    Officer and Chairman of
                                                    Buschman
James A. Sharp                  50       14     Executive Vice President, Chief
                                                    Financial Officer,
                                                    Treasurer and Secretary of
                                                    Pinnacle; Senior Vice
                                                    President, Secretary,
                                                    Chief Financial Officer
                                                    and Assistant Treasurer of
                                                    Alvey
Ritch J. Durheim                50       26    Executive Vice President of
                                                    Pinnacle, President and
                                                    Chief Executive Officer of
                                                    McHugh
William R. Michaels (1)         63       23    Chairman of the Board and
                                                    Director, both of Alvey
                                                    and Pinnacle
Frederick R. Ulrich, Jr. (1)    54       -     Director of Alvey and Pinnacle
Prakash A. Melwani (1)          39       -     Director of Alvey and Pinnacle
Daniel S. O'Connell (2)         44       -     Director of Alvey and Pinnacle
Charles A. Dill (2)             58       -     Director of Alvey and Pinnacle

-----------
(1)  Member of the Compensation Committee.

(2)  Member of the Audit Committee.

          STEPHEN J. O'NEILL has served as Chief Executive Officer and Director of both Alvey and Pinnacle since June 1997; as President of Pinnacle since June 1997; as President of Alvey since November 1992; as Executive Vice President of Pinnacle from September 1988 until June 1997; as Vice President and Director of McHugh since May 1989; as Director of Weseley and Busse since 1996; and as Director for each of the other subsidiaries of the Company since June 1997. Previously, Mr. O'Neill served as Senior Vice President of Alvey from
September 1988 to November 1992. Prior to joining Alvey, Mr. O'Neill served as a Vice President of Rapistan Corp. from April 1986 to September 1988.
Mr. O'Neill earned a B.S. degree in Electrical Engineering from Rose Polytechnic Institute. Mr. O'Neill currently serves on the board of directors of AAIM, a Quality Institute and Education Center in Missouri.

          CHRISTOPHER C. COLE has served as Senior Executive Vice President, Chief Operating Officer and Director of Pinnacle since June 1997; as Chief Executive Officer of Buschman since March 1994; as Executive Vice President of Buschman from March 1994 until June 1997; as Director of Buschman since February 1996; as Chief Executive Officer of White since February 1998; as Executive Vice President of White from October 1996 through February 1998; as Director of White since October 1996; as Secretary of White since June 1997; as Executive Vice President of Pinnacle from 1994 until June 1997; as Chief Executive Officer and Director of RTS since its acquisition and as Director for each of the other subsidiaries of the Company since June 1997. Previously, Mr. Cole served as President of Buschman from March 1994 to January 1997. Prior to joining Buschman, Mr. Cole served in a variety of executive positions at Cincinnati Milacron, Inc. since 1979. Mr. Cole graduated from Wesleyan University with a B.A. degree and received a M.B.A. degree from Harvard University. Mr. Cole has served on the board of directors of the Cincinnati chapter of the American Red Cross since 1989 and is currently a member of the executive committee of such board.

          JAMES A. SHARP has served as Secretary and Senior Vice President of Alvey since June 1997; as Secretary and Executive Vice President of Pinnacle since June 1997; as Chief Financial Officer of Alvey since

April 1994; as Chief Financial Officer and Treasurer of Pinnacle since April 1994; as Assistant Treasurer of Alvey since April 1994; as Vice President and Assistant Secretary of Alvey from April 1994 until June 1997; as Vice President and Assistant Secretary of Pinnacle from April 1994 through June 1997; as Chief Financial Officer of each of Alvey's subsidiaries; as Treasurer of Busse, White and Weseley since June 1997; as Secretary and Senior Vice President of Buschman since June 1997; as Vice President of RTS from June 1997 to February 1998 and as director of Weseley since February 1998; as Director of McHugh from June 1997 to February 1998 and as Director of Weseley since February 1998. Previously,
Mr. Sharp held various accounting and financial positions with Pinnacle and its subsidiaries, including Controller and Treasurer of Alvey, since 1983. Mr. Sharp graduated from Southern Illinois University with a B.S. degree in Accounting and is a Certified Public Accountant in Missouri.

          RITCH J. DURHEIM has served as Chief Executive Officer of McHugh since May 1995; as President of McHugh since June 1997 and from May 1995 to December 1996; as Director of McHugh since May 1989; as Executive Vice President of Pinnacle since May 1995; as President of Weseley since July 1997; as Director of Weseley since January 1996; as Senior Vice President of Weseley from January 1996 until July 1997; Director of McHugh UK Ltd. and McHugh NV since October 1996 and as Director of Busse, RTS and White since June 1997. From April 1994 to May 1995, Mr. Durheim served as President and Chief Operating Officer of McHugh . Prior to 1994, Mr. Durheim held various positions with McHugh since 1977. Mr. Durheim graduated from Marquette University with a B.S. degree.

          WILLIAM R. MICHAELS has served as Chairman of the Board of both Alvey and Pinnacle since September 1988; as Chief Executive Officer of Alvey from 1988 until June 1997; as President and Chief Executive Officer of Pinnacle from 1988 until June 1997; and as Chairman of the Board and Director of each of Alvey's subsidiaries until June 1997. From 1984 to 1988, Mr. Michaels served as the President and Chief Executive Officer of Rapistan Corp., a manufacturer of distribution conveyor systems. Mr. Michaels is Vice Chairman of the Board of Governors of the Material Handling Institute of America, the materials handling industry's trade association. In addition to his Pinnacle duties, from July 1989 to January 1992 Mr. Michaels was the Chairman of the Board of Holophane Company, Inc., a Columbus, Ohio company in the lighting industry.
Mr. Michaels continues as a director of Holophane. Mr. Michaels is a graduate of the State University of New York.

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

          PRAKASH A. MELWANI has served as a director of Alvey and Pinnacle since January 1996. He is a Managing Director of Vestar Capital Partners ("Vestar"), an affiliate of which is a significant stockholder of Pinnacle and with whom Mr. Melwani has been associated since its founding in 1988.
Mr. Melwani is a director of Argo-Tech Corporation and International AirParts Corporation and a member of the Advisory Board of Insight Communications Company, L.P. Mr. Melwani graduated from Cambridge University with a B.A. degree and received a M.B.A. degree from Harvard University.

          DANIEL S. O'CONNELL has served as a director of Alvey and Pinnacle since January 1996. Mr. O'Connell has served as the Chief Executive Officer of Vestar since its founding in 1988. Mr. O'Connell also serves as a Director of Advanced Organics, Inc., Aearo Corporation, Clark-Schwebel, Inc., Remington Products Corporation, L.L.C., Reid Plastics Holdings, Inc., Sun Apparel, Inc. and Russell-Stanley Corporation. Mr. O'Connell graduated from Brown University with an A.B. degree and Yale University with an M.P.P.M. degree.

          CHARLES A. DILL became a director of Alvey and Pinnacle in February 1996. Mr. Dill is currently a General Partner in Gateway Associates, L.P., a leading St. Louis-based equity management partnership. Previously, from April 1991 through April 1995, Mr. Dill was President and, from October 1992 through April 1995, Chief Executive Officer of Bridge Information Systems, Inc. (a leading provider of on-line financial information and databases to institutional securities markets). From February 1988 to September 1990, he was President and a Director of AVX Corporation (a ceramic electronic devices manufacturer). Mr. Dill serves as a director of Stifel Financial, a securities brokerage and investment banking firm; of Zoltek, a specialty producer of carbon fiber composite materials; of Transact Technologies, a manufacturer of transaction-based printers for point-of-sale terminals and of D. T. Industries, a manufacturer of automated production equipment. Mr. Dill graduated from Yale University with a B.S. degree in mechanical engineering and received a M.B.A. degree from Harvard University.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth, for the three years ended December 31, 1997, the earned compensation of the Chief Executive Officer (both current and former) and the four other most highly compensated executive officers of Alvey (the "Named Executive Officers"):

                                                                                SUMMARY COMPENSATION TABLE
                                                     ----------------------------------------------------------------------
                                                                     ANNUAL COMPENSATION
                                                     --------------------------------------------------
                                                                                                          COMPENSATION
                                                                                                            AWARDS -
                                                                                        OTHER ANNUAL      STOCK OPTIONS
NAME AND PRINCIPAL POSITION                           YEAR      SALARY      BONUS (a)  COMPENSATION (b)  (# OF SHARES) (c)
-------------------------------------------------    -----     ---------    ---------  ----------------  -----------------
WILLIAM R. MICHAELS
        Chairman of Pinnacle and Alvey                1997     $ 333,550    $    -        $  46,837             -
                                                      1996       317,650         -           47,062             -
                                                      1995       302,500      301,200          -                -
STEPHEN J. O'NEILL
        President and Chief Executive                 1997       253,625      180,000          -                -
        Officer of Pinnacle and Alvey                 1996       205,675      100,000          -                -
                                                      1995       191,750      187,040          -                -
CHRISTOPHER C. COLE
        Senior Executive Vice President               1997       236,958      180,000          -                -
        and Chief Operating Officer of                1996       194,250      168,000          -                -
        Pinnacle, Chief Executive Officer of          1995       185,000      216,800        75,268             -
        Buschman

RITCH J. DURHEIM
        Chief Executive Officer of McHugh             1997       211,250       30,000        33,297             -
                                                      1996       194,500      233,250          -               9,000
                                                      1995       173,750      287,022          -                -
JAMES A. SHARP
        Executive Vice President, Chief               1997       157,500      125,000          -                -
        Financial Officer, Treasurer and              1996       150,000         -           18,982            4,000
        Secretary of Pinnacle; Senior Vice            1995       127,500      125,300          -               1,400
        President, Secretary and Chief Financial
        Officer of Alvey
------------------


(a) Reflects amount earned in 1997, 1996 and 1995, respectively. All amounts are paid in subsequent years, including portions which are deferred subject to continued employment.

(b) Perquisites or other personal benefits which in the aggregate were less than the lesser of $50,000 and 10% of an officer's annual salary and bonus
     in 1997, 1996 and 1995, respectively, have been omitted.   When listed,
     these items include costs for insurance, auto, accounting fees, club dues, non-qualified profit sharing contributions and gross ups for income tax purposes. The 1995 expense total for Mr. Cole includes amounts that were reimbursed in 1997.

(c) The figures set forth in this column represent the number of options granted in 1997, 1996 and 1995, respectively, to purchase the Common Stock of the Company's parent, Pinnacle.

PENSION PLAN

          The Company maintains 401(k) savings plans for virtually all employees who meet certain eligibility requirements, except certain union employees who participate in multi-employer pension plans. Under the plans, the employees may defer receipt of a portion of their eligible compensation, with the Company matching a defined percentage of the employees' deferral. The Company's matching contributions were $801,000, $701,000, and $614,000 for the years ended 1997, 1996 and 1995, respectively. The Company may also elect to make discretionary profit sharing contributions for virtually all employees, except those union employees who participate in multi-employer pension plans.

EMPLOYMENT AGREEMENTS

          On June 2, 1997, Alvey, Pinnacle and William R. Michaels entered into a second amended and restated employment agreement pursuant to which Mr. Michaels will serve as Chairman of the Board. The agreement entitles
Mr. Michaels to an automobile through March 1998; an annual bonus for 1997; and club membership, disability, health insurance and other benefit plans provided by Alvey and Pinnacle to their employees through December 31, 1997. The agreement also provides for deferred compensation, whereby Pinnacle and Alvey will pay to Mr. Michaels, for at least 10 years and during the remainder of his life, an annual amount of $237,500 commencing January 31, 1998. In addition, the agreement requires Pinnacle and Alvey to provide to Mr. Michaels a $3,000,000 life insurance policy for the remainder of his lifetime.

          On May 10, 1989, McHugh entered into an employment agreement with Ritch Durheim. Pursuant to the agreement, Mr. Durheim serves as President and, subsequently, Chief Executive Officer of McHugh for an annual base salary of $77,400. The base salary will be reviewed annually to consider an upward adjustment for each subsequent year. The agreement entitles Mr. Durheim to an automobile allowance, club membership, an annual bonus, life, disability and health insurance and to other benefit plans provided by McHugh to its other employees. The agreement contains a non-disclosure and non-competition provision which is effective for the term of Mr. Durheim's employment with McHugh.

          On June 27, 1995, Alvey entered into an amended and restated employment agreement with Stephen J. O'Neill. Pursuant to the agreement,
Mr. O'Neill will continue to serve as President of Alvey at a base salary of
$191,750.   His base salary will be reviewed annually to consider an upward adjustment for each subsequent year. The agreement entitles Mr. O'Neill to an automobile, club membership, an annual bonus, life, disability and health insurance and to other benefit plans provided by Alvey to their other employees. In addition, Alvey is obliged to provide a $1,000,000 life insurance policy for Mr. O'Neill for the remainder of his lifetime, unless he voluntarily terminates his employment with Alvey to accept a comparable position, at which time Alvey's obligation to pay such premiums will cease.

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

BOARD OF DIRECTORS COMMITTEES AND COMPENSATION

          Alvey and Pinnacle each have a Compensation Committee and an Audit Committee. During 1997, Alvey and Pinnacle paid to non-employee directors, except directors elected or nominated by certain significant investors in Pinnacle, an annual fee of $25,000, and reimbursed each of its directors for their out-of-pocket expenses incurred in connection with serving as a director. Directors who are employed by Pinnacle or the Company do not receive a fee for serving as directors.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pinnacle owns 100% of the outstanding capital stock of Alvey. The following table sets forth certain information regarding the beneficial ownership of Pinnacle Common Stock as of March 12, 1998 (i) by each person who is known by the Company to own beneficially more than 5% of Pinnacle Common Stock, (ii) by each of the directors of Alvey and Pinnacle, (iii) by each Named Executive Officer and (iv) by all directors and executive officers as a group.

                                                                                     PINNACLE COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER (1)(2)                                                                 FULLY-DILUTED
-------------------------------------------
                                                                           SHARES OWNED     PERCENTAGE (3)  PERCENTAGE (4)
                                                                           ------------     --------------  --------------
EXECUTIVE OFFICERS AND DIRECTORS
--------------------------------
     Prakash A. Melwani (5)(6) . . . . . . . . . . . . . . . . . . . . . .    179,252           27.2%          22.3%
     Daniel S. O'Connell (5)(6). . . . . . . . . . . . . . . . . . . . . .    179,252           27.2           22.3
     William R. Michaels (7) . . . . . . . . . . . . . . . . . . . . . . .     72,187           15.0            9.0
     Frederick R. Ulrich, Jr. (8). . . . . . . . . . . . . . . . . . . . .     27,517            5.7            3.4
     Charles A. Dill (9) . . . . . . . . . . . . . . . . . . . . . . . . .        333            0.1              0
     Christopher C. Cole (10). . . . . . . . . . . . . . . . . . . . . . .     20,000            4.0            2.5
     Ritch J. Durheim (11) . . . . . . . . . . . . . . . . . . . . . . . .      6,740            1.4            0.8
     Stephen J. O'Neill (12) . . . . . . . . . . . . . . . . . . . . . . .     48,902           10.2            6.1
     James A. Sharp (13) . . . . . . . . . . . . . . . . . . . . . . . . .      9,160            1.9            1.1

OTHER BENEFICIAL OWNERS
-----------------------
     Vestar Equity Partners, L.P. (6)(14). . . . . . . . . . . . . . . . .    179,252           27.2           22.3
     Chase Equity Associates,
       A California Limited Partnership Limited Partnership (14)(15) . . .     57,617           10.7            7.2
     Michael J. Tilton (16)  . . . . . . . . . . . . . . . . . . . . . . .     47,170            9.8            5.9
     Mark R. Allison (17). . . . . . . . . . . . . . . . . . . . . . . . .     33,678            7.0            4.2

     All Executive Officers and Directors as a
       Group (9  Persons). . . . . . . . . . . . . . . . . . . . . . . . .    364,091(18)       52.3           45.2

------------
(1) Unless otherwise noted, the address of each of the foregoing is c/o Pinnacle at 9301 Olive Blvd., St. Louis, Missouri 63132.

(2) Unless otherwise noted, sole voting and dispositive power are possessed with respect to all shares shown.

(3) The percentages under the heading "Percentages" are based upon 480,149 shares of Pinnacle Common Stock outstanding and takes into account all derivative securities held by such Beneficial Owner that are exercisable for shares of Pinnacle Common Stock within 60 days.

(4) The percentages under the heading "Fully-Diluted Percentages" are based upon 805,065 shares of Pinnacle Common Stock outstanding, which gives effect to the exercise of outstanding (i) options exercisable within 60 days to purchase 54,024 shares of Pinnacle Common Stock and (ii) warrants exercisable within 60 days to purchase 270,891 shares of Pinnacle Common Stock.

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

(9) Includes 333 shares of Pinnacle Common Stock issuable upon exercise of outstanding options.

(10) Includes 18,700 shares of Pinnacle Common Stock issuable upon exercise of outstanding options.

(11) Includes 235 shares of Pinnacle Common Stock issuable upon exercise of outstanding warrants and 1,333 shares of Pinnacle Common Stock issuable upon exercise of outstanding options.

(12) Includes 902 shares of Pinnacle Common Stock issuable upon exercise of outstanding warrants.

(13) Includes 94 shares of Pinnacle Common Stock issuable upon exercise of outstanding warrants and 4,067 shares of Pinnacle Common Stock issuable upon exercise of outstanding options.

(14)   All of such shares are issuable upon exercise of warrants.

(15)   c/o Chase Venture Partners, 270 Park Avenue, New York, New York 10017.

(16) Includes 2,800 shares held by the Julie C. Tilton Trust and 2,800 shares held by the Tracy L. Tilton Trust.

(17) Includes 501 shares of Pinnacle Common Stock issuable upon exercise of outstanding warrants.

(18) The 179,252 shares of Pinnacle Common Stock issuable upon exercise of warrants held by Vestar Equity Partners, L.P., as to which Messrs. Melwani and O'Connell disclaim beneficial ownership, are counted once in this total.

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

          VOTING AGREEMENT. The Amended and Restated Stockholders Agreement provides that the Board of Directors of Pinnacle shall initially consist of seven members, subject to increase or decrease upon certain specified events. Per the Certificate of Designations for the Pinnacle 9% Cumulative Series A Preferred Stock, in the event the Company has earnings levels lower than that defined in the Certificate of Designations, the holder of the Pinnacle 9% Cumulative Series A Preferred Stock may appoint a majority of the Board of Directors of Pinnacle. This event occurred with respect to 1997, however, the related stockholder, Vestar Equity Partners, L.P., has chosen not to appoint additional directors at this time and reserves the right to do so in the future. The stockholders are required to vote their shares to elect specified nominees to the Board of Directors.

          On and after the eighth anniversary of the date of issuance of the Pinnacle Investor Preferred Stock and Pinnacle Warrants, if any shares of Pinnacle Series A Preferred Stock and any Pinnacle Warrants are outstanding, the number of directors of Pinnacle shall be increased by the Control Number (as defined below), with such additional directors to be nominated by the holders of the Pinnacle Warrants. In addition, if such directors are required to be elected, from and after such date, each stockholder who is a party to the Amended and Restated Stockholders Agreement has agreed to (i) vote all shares held by such stockholder to ratify, approve and adopt all actions adopted or approved by the Board of Directors of Pinnacle and (ii) subject to certain conditions, be "dragged along" in the event that the holders of the Pinnacle Warrants desire to accept a third party offer for all of the outstanding shares of Pinnacle Common Stock.

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

CONSULTING AGREEMENT WITH MAMMOTH CAPITAL INC.

          On December 31, 1995, Pinnacle and Alvey entered into a consulting agreement with Mammoth Capital Inc., a corporation owned by Mr. Ulrich, pursuant to which Pinnacle and Alvey agreed to pay an annual fee of $200,000, subject to an annual increase at a rate of 3%, in addition to the reimbursement for its out-of-pocket expenses (the "Mammoth Agreement"). The Mammoth Agreement also provides for the payment of a transaction fee in the amount of 1% of the aggregate consideration paid or received in connection with specified merger and acquisition transaction (the "M&A Fee") and 1/2 of 1% of the gross proceeds received in connection with financing transactions involving the public or private offering of debt or equity securities of Pinnacle and Alvey or the incurrence of bank debt, other than financing transactions solely involving amendments, modifications or extensions of the Credit Agreement or the Notes (the "Financing Fee"); provided, however, that the Financing Fee shall not exceed $250,000. Pinnacle and Alvey are not obliged to pay duplicate M&A Fees and Financing Fees in connection with any single transaction or series of related transactions. The Mammoth Agreement will terminate on the earlier to occur of (i) January 24, 2004, (ii) the sale of all or substantially all of the capital stock or assets of either Pinnacle or Alvey or (iii) the death or retirement of Mr. Ulrich. In addition, the Mammoth Agreement will be terminable by Pinnacle and Alvey in the event that Mr. Ulrich fails, or is otherwise unwilling, to perform the services required by such agreement in a manner reasonably acceptable to Pinnacle and Alvey and consistent with past practices.

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

          3. EXHIBITS. The following are filed as exhibits to this Annual Report on Form 10-K:

                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                   DESCRIPTION                    REFERENCE      PAGE
-------                  -----------                    ---------  ------------
  3.1     Certificate of Incorporation of Alvey
          Systems, Inc.                                   (i)
  3.2     Bylaws of Alvey Systems, Inc.                   (i)
 10.1     Recapitalization Agreement, dated as of
          September 28, 1995, by and among Pinnacle
          Automation, Inc., Alvey Systems, Inc. and
          the Selling Stockholders listed on
          Schedule A thereto                              (i)
 10.2     Equity Purchase and Sale Agreement, dated
          as of December 13, 1995, by and among
          Pinnacle Automation, Inc., Alvey Systems,
          Inc., James M. Schloeman and each of the
          other persons or entities listed on
          Schedule A thereto                              (i)
 10.3     Equity Purchase and Sale Agreement, dated
          as of January 24, 1996, by and among
          Pinnacle Automation, Inc., Alvey Systems,
          Inc. and Atlantic Equity Corporation            (i)
 10.4     Amended and Restated Stockholders
          Agreement, dated as of January 11, 1996,
          by and among Pinnacle Automation, Inc.,
          each of the Management Stockholders (as
          defined therein), the Raebarn Stockholders
          (as defined therein), the Series C Holders
          (as defined therein) and the Warrant
          holders (as defined therein)                    (i)
 10.5     Consulting Agreement, dated as of December
          31, 1995, by and among Pinnacle
          Automation, Inc., Alvey Systems, Inc. and
          Mammoth Capital Inc.                            (i)
 10.6     Termination Agreement, dated as of
          December 31, 1995, by and among Pinnacle
          Automation, Inc., Alvey Systems, Inc., and
          Lafarick, Inc.                                  (i)
 10.7     Investment Agreement, dated as of December
          12, 1995, by and among Pinnacle
          Automation, Inc., Vestar Equity Partners,
          L.P., Chemical Equity Associates and
          Hancock Venture Partners IV--Direct Fund,
          L.P., as amended                                (i)
 10.8     Registration Rights Agreement, dated as of
          January 24, 1996, by and among Pinnacle
          Automation, Inc., Vestar Equity Partners,
          L.P., Chemical Equity Associates, Hancock
          Venture Partners IV--Direct Fund, L.P.,
          and the other persons listed on the
          schedules thereto                               (i)
 10.9     Consulting Agreement, dated as of January
          24, 1996, by and among Pinnacle
          Automation, Inc., Alvey Systems, Inc. and
          Vestar Capital Partners                         (i)
 10.10    Purchase Agreement, dated January 19,
          1996, by and among Alvey Systems, Inc.,
          Pinnacle Automation, Inc. and NationsBanc
          Capital Markets, Inc.                           (i)
 10.11    Indenture, dated as of January 24, 1996,
          by and between Alvey Systems, Inc. and The
          Bank of New York                                (i)
 10.12    Registration Rights Agreement, dated as of
          January 24, 1996, by and among Alvey
          Systems, Inc., Pinnacle Automation, Inc.
          and NationsBanc Capital Markets, Inc.           (i)
 10.13    Credit Agreement, dated as of January 24,
          1996, among Alvey Systems, Inc., the
          lenders named therein and NationsBank N.A.      (i)
 10.14    Amendment No. 1 to the Credit Agreement,
          dated May 15, 1996, among Alvey Systems,
          Inc., the lenders named therein and
          NationsBank N.A.                               (ii)
 10.15    Amendment No. 2 to the Credit Agreement,
          dated March 14, 1997, among Alvey Systems,
          Inc., the lenders named therein and
          NationsBank N.A.                               (ii)
 10.16    Amendment No. 3 to the Credit Agreement,
          dated August 12, 1997, among Alvey
          Systems, Inc., the lenders named therein
          and NationsBank, N.A.                         (iii)
 10.17    Pledge and Security Agreement, dated as of
          January 24, 1996, by Alvey Systems, Inc.,
          as pledgor, in favor of NationsBank, N.A.       (i)


 10.18    Pledge and Security Agreement, dated as of
          January 24, 1996, by Pinnacle Automation,
          Inc., as pledgor, in favor of NationsBank,
          N.A.                                            (i)
 10.19    Security Agreement, dated as of January
          24, 1996, by Alvey Systems, Inc., and its
          subsidiaries, in favor of NationsBank,
          N.A.                                            (i)
 10.20    Non-Competition, Working Capital Guarantee
          and Security Agreement, dated April 15,
          1992, by and among the Company, Busse
          Bros, Inc., Eugene H. Busse and First
          Wisconsin Trust Company                         (i)
 10.21    Non-Competition, Working Capital Guarantee
          and Security Agreement, dated April 15,
          1992, by and among the Company, Busse
          Bros, Inc., Sheldon C. Busse and First
          Wisconsin Trust Company                         (i)
 10.22    Non-Competition, Working Capital Guarantee
          and Security Agreement, dated April 15,
          1992, by and among the Company, Busse
          Bros, Inc., Lois B. Biel and First
          Wisconsin Trust Company                         (i)
 10.23    Stock Purchase Agreement by and among
          Pinnacle Automation, Inc., Alvey Systems,
          Inc., McHugh, Freeman & Associates, Inc.,
          Weseley Software Development Corp. and the
          other signatories thereto, dated December
          20, 1995, as amended by Amendment No. 1
          thereto dated January 29, 1996                  (i)
 10.24    Stock Purchase Agreement dated as of
          December 16, 1996 by and between Alvey
          Systems, Inc. and UNR Industries, Inc.         (ii)
 10.25    Asset Purchase Agreement dated as of May
          9, 1995 by and among Pinnacle Automation,
          Inc., Alvey Systems, Inc., The Buschman
          Company, Diamond Machine Co. and IMH of
          Lynchburg, Inc.                                 (i)
 10.26    Second Amended and Restated Employment
          Agreement, dated June 2, 1997, by and
          among Pinnacle Automation, Inc., Alvey
          Systems, Inc. and William R. Michaels.        (iii)
 10.27    Separation Agreement and General and
          Special Release dated June 2, 1997, by and
          among Pinnacle Automation, Inc., Alvey
          Systems, Inc. and Michael J. Tilton           (iii)
 10.28    Amended and Restated Employment Agreement,
          dated June 27, 1995, by and among Pinnacle
          Automation, Inc. and Stephen J. O'Neill         (i)
 10.29    Employment Agreement, dated March 9, 1994,
          by and among The Buschman Company and
          Christopher C. Cole                             (i)
 10.30    Termination Agreement with Donald J. Weiss,
          dated April 26, 1996, by and among Pinnacle
          Automation, Inc., Alvey Systems, Inc., White
          Storage & Retrieval Systems, Inc. and Donald
          J. Weiss                                        (iv)
 21       List of Subsidiaries                            (ii)
 27       Financial Data Schedule

____________________________
(i) Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-2600) and incorporated herein by reference.

(ii) Filed as an exhibit to the Company's Annual Report on Form 10K filed for the year ended December 31, 1996 (No. 333-2600) and incorporated herein by reference.

(iii) Filed as an exhibit to the Company's Form 10Q filed for the quarter ended June 30, 1997 (No. 333-2600) and incorporated herein by reference.

(iv) Filed as an exhibit to the Company's Form 10Q filed for the quarter ended March 31, 1996 (No. 333-2600) and incorporated herein by reference.

          (b) REPORTS ON FORM 8-K. The Company did not file any Reports on Form 8-K during 1997.

          (c)  Refer to (a)(3) above.

          (d)  Refer to (a)(2) above.

                             INDEX TO ALVEY SYSTEMS, INC.
                          CONSOLIDATED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----
Report of Independent Accountants                                          F-2
Consolidated Balance Sheet as of December 31, 1997 and 1996                F-3
Consolidated Statement of Operations for the fiscal years ended
   December 31, 1997, 1996 and 1995                                        F-4
Consolidated Statement of Cash Flows for the fiscal years ended
   December 31, 1997, 1996 and 1995                                        F-5
Consolidated Statement of Net Investment of Parent for the
   fiscal years ended December 31, 1997, 1996 and 1995                     F-7
Notes to Consolidated Financial Statements                                 F-8

                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder and
Board of Directors of
Alvey Systems, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of net investment of parent present fairly, in all material respects, the financial position of Alvey Systems, Inc. and its subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
St. Louis, Missouri
February 18, 1998

                           ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                                  (DOLLARS IN THOUSANDS)



                                                              DECEMBER 31,
                                                        ----------------------
                                                           1997        1996
                                                        ----------   ---------
ASSETS:
Current assets:
   Cash and cash equivalents                            $   3,142    $   5,025
   Receivables:
      Trade (less allowance for doubtful accounts of
        $1,818 and $1,206, respectively)                   54,639       53,189
      Unbilled and other                                   11,801        7,909
   Accumulated costs and earnings in excess of
      billings ($46,208 and $47,194,
      respectively) on uncompleted contracts               12,885       15,647
   Inventories:
      Raw materials                                        14,297       14,634
      Work in process                                       2,881        3,909
   Deferred income taxes                                   12,307        8,509
   Prepaid expenses and other assets                        1,693        3,189
                                                        ---------    ---------
         Total current assets                             113,645      112,011
Property, plant and equipment, net                         35,459       34,367
Other assets                                                7,537        8,963
Goodwill (net of amortization of $5,390 and $4,073,
  respectively)                                            25,151       26,510
                                                        ---------    ---------
                                                        $ 181,792    $ 181,851
                                                        ---------    ---------
                                                        ---------    ---------

LIABILITIES AND NET INVESTMENT OF PARENT:
Current liabilities:
   Current portion of long-term debt                    $     274    $     280
   Accounts payable                                        33,066       34,405
   Accrued expenses                                        41,849       40,377
   Customer deposits                                        7,153       11,232
   Billings in excess of accumulated costs and
      earnings ($95,391 and $91,902,
      respectively) on uncompleted contracts               23,585       20,426
   Deferred revenues                                        3,134        4,379
   Taxes payable                                              967          308
                                                        ---------    ---------
         Total current liabilities                        110,028      111,407
Long-term debt                                            106,930      100,493
Other long-term liabilities                                12,605        9,125
Deferred income taxes                                         757        1,955
Commitments and contingencies (Notes 3 and 12)
Net investment of Parent                                  (48,528)     (41,129)
                                                        ---------    ---------
                                                        $ 181,792    $ 181,851
                                                        ---------    ---------
                                                        ---------    ---------



          See accompanying Notes to Consolidated Financial Statements.

                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF OPERATIONS
                              (DOLLARS IN THOUSANDS)



                                                                                YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------
                                                                          1997           1996           1995
                                                                       ---------      ---------      ---------
Net sales                                                              $ 372,869      $ 331,247      $ 288,018
Cost of goods sold                                                       279,044        256,218        217,297
                                                                       ---------      ---------      ---------
Gross profit                                                              93,825         75,029         70,721
Selling, general and administrative expenses                              64,466         61,471         51,630
Write-off of purchased in-process research and development costs                         12,700
Research and development expenses                                          9,063          4,797          2,051
Restructuring expense                                                     15,284
Write-off of goodwill                                                                    11,491
Amortization expense                                                       1,663          1,703          1,737
Other expense (income), net                                                   11          1,378           (108)
                                                                       ---------      ---------      ---------
Operating income (loss)                                                    3,338        (18,511)        15,411
Interest expense                                                          13,756         12,301          6,896
Write-off of costs associated with a discontinued public offering            958
                                                                       ---------      ---------      ---------
Income (loss) before income taxes and extraordinary loss                 (11,376)       (30,812)         8,515
Income tax expense (benefit)                                              (4,057)        (1,909)         4,109
                                                                       ---------      ---------      ---------
Income (loss) before extraordinary loss                                   (7,319)       (28,903)         4,406
Extraordinary loss, net of income tax benefit of $1,328                                   1,993
                                                                       ---------      ---------      ---------
Net income (loss)                                                      $  (7,319)     $ (30,896)     $   4,406
                                                                       ---------      ---------      ---------
                                                                       ---------      ---------      ---------



          See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)




                                                                                YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------
                                                                          1997           1996           1995
                                                                       ---------      ---------      ---------
OPERATING ACTIVITIES:
Net income (loss)                                                      $  (7,319)    $  (30,896)      $  4,406
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
     Depreciation                                                          4,876          4,259          2,952
     Amortization                                                          1,663          1,703          1,737
     Write-off of purchased in-process research and development costs                    12,700
     Write-off of goodwill                                                               11,491
     Deferred taxes, net of effect of acquisitions                        (5,145)        (2,616)         2,660
     Write-off of unamortized debt issue costs included in
       extraordinary loss                                                                 2,963
     Other                                                                   198
     (Increase) decrease in current assets, excluding effect of acquisitions:
       Receivables                                                        (5,342)       (10,745)        (5,979)
       Accumulated costs and earnings in excess of billings on
          uncompleted contracts                                            2,762         (7,330)        (1,732)
       Inventories                                                         1,365          2,146         (5,636)
       Other assets                                                        2,387           (384)          (259)
     (Decrease) increase in current liabilities, excluding effect of acquisitions:
       Accounts payable                                                   (1,339)         9,447          4,983
       Accrued expenses                                                    2,043         10,912          5,201
       Customer deposits                                                  (4,079)          (929)         5,469
       Billings in excess of accumulated costs and earnings
          on uncompleted contracts                                         3,365          6,522          4,911
       Deferred revenues                                                  (1,245)         1,641           (681)
       Taxes payable                                                         644         (1,773)           452
       Other liabilities                                                   3,630          2,178            455
                                                                        --------      ---------      ---------
          Net cash provided by (used for) operating activities            (1,536)        11,289         18,939
                                                                        --------      ---------      ---------

INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of cash acquired of $61                                (18,997)
Payments for agreements not to compete                                      (300)          (300)          (300)
Cash payments to dispose of Diamond                                         (421)          (588)        (2,347)
Software development costs                                                     0           (237)          (582)
Additions to property, plant and equipment, net                           (5,977)       (11,396)        (3,914)
                                                                        --------      ---------      ---------
          Net cash used for investing activities                          (6,698)       (31,518)        (7,143)
                                                                        --------      ---------      ---------
                                                                        --------      ---------      ---------



          See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)



                                                                                YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------
                                                                          1997           1996           1995
                                                                       ---------      ---------      ---------
FINANCING ACTIVITIES:
Proceeds of borrowings                                                 $ 100,425      $ 132,319      $  27,728
Payments of debt and capital leases                                      (93,994)       (80,921)       (38,538)
Redemption of preferred stock                                                           (27,593)
Net contributions from (to) Parent                                           (80)         5,757             59
Treasury preferred stock issuances                                                                          35
Payments of debt issuance costs                                                          (7,713)          (255)
                                                                       ---------      ---------      ---------
     Net cash provided by (used for) financing activities                  6,351         21,849        (10,971)
                                                                       ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents                      (1,883)         1,620            825
Cash and cash equivalents, beginning of year                               5,025          3,405          2,580
                                                                       ---------      ---------      ---------
Cash and cash equivalents, end of year                                 $   3,142      $   5,025      $   3,405
                                                                       ---------      ---------      ---------
                                                                       ---------      ---------      ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest on financings                                               $  12,674      $   6,777      $   6,851
  Income taxes                                                               422          1,281            997

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Alvey Systems, Inc. purchased Weseley Software Development
  Corp. and Real Time Solutions, Inc. in 1996. In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired                                                         $  17,196
Fair value assigned to goodwill                                                           7,286
Cash paid concurrent with acquisitions, including payments of debt of
  acquired companies and excluding cash acquired                                        (18,997)
                                                                                      ---------
Liabilities assumed                                                                   $   5,485
                                                                                      ---------
                                                                                      ---------


          See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF NET INVESTMENT OF PARENT
                             (DOLLARS IN THOUSANDS)



                                                                  NET INVESTMENT
FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997                 OF PARENT
                                                                  --------------
Balance December 31, 1994                                            $ (16,332)
Net income                                                               4,406
Net investment of Parent                                                    59
Preferred stock dividend declared (Note 8)                              (3,852)
                                                                      --------
Balance December 31, 1995                                              (15,719)
Net loss                                                               (30,896)
Net investment of Parent                                                 5,757
Preferred stock dividend declared (Note 8)                                (271)
                                                                      --------
Balance December 31, 1996                                              (41,129)
Net loss                                                                (7,319)
Net contribution to Parent                                                 (80)
                                                                      --------
Balance December 31, 1997                                            $ (48,528)
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

          The accompanying financial statements of the Company include the accounts of Alvey and its five operating subsidiaries which include:
     McHugh Software International, Inc. ("McHugh"), comprised of the former McHugh Freeman & Associates, Inc. and Weseley Software Development Corp. ("Weseley" or "WSDC"), located in Waukesha, Wisconsin; Busse Bros., Inc. ("Busse"), located in Randolph, Wisconsin; The Buschman Company ("Buschman"), located in Cincinnati, Ohio; White Systems, Inc. ("White") located in Kenilworth, New Jersey and Real Time Solutions, Inc. ("RTS"), located in Napa, California, which was acquired in December 1996. Weseley is located in Shelton, Connecticut and was acquired in January 1996 by McHugh. See Note 3 for additional information in the Weseley and RTS acquisitions.

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

          PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Alvey and Alvey's wholly-owned subsidiaries: McHugh, Busse, Buschman, White and RTS. All significant intercompany transactions, which primarily consist of sales, have been eliminated.

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

          At December 31, 1997, the net investment of Parent consists of cumulative contributions of capital to Alvey by Pinnacle of $8.6 million, cumulative losses before extraordinary losses of $33.4 million, extraordinary losses of $9.5 million and an aggregate accretion/payment of $14.3 million of paid-in-kind dividends on preferred stock. At December 31, 1996, the net investment of Parent consists of cumulative contributions of capital to Alvey by Pinnacle of $8.8 million, cumulative losses before extraordinary losses of $26.1 million, extraordinary losses of $9.5 million and an aggregate accretion/payment of $14.3 million of paid-in-kind dividends on preferred stock.

                         ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          FAIR VALUE OF FINANCIAL INSTRUMENTS

          For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximates book value at December 31, 1997 and 1996, based on terms available to the Company in financial markets.

          REVENUE RECOGNITION

          The Company utilizes the percentage-of-completion method of accounting to recognize revenue and profits on virtually all non-software customer contracts. For certain contracts related to equipment sales, the percentage of completion is determined based on the ratio of the cost of equipment shipped to date to the total estimated cost of the equipment to be shipped under the contract. For other equipment contracts and all consulting contracts, typically for larger machines and integrated systems, as well as the installation phase of contracts, the percentage of completion is determined based on the ratio of total costs incurred to date to the estimated total costs to be incurred under the contracts. Any revisions in the estimated total costs of the contracts during the course of the work are reflected when the facts that require the revisions become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenues from maintenance and support contracts are deferred and recognized ratably over the life of the related contract.

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

          SOFTWARE DEVELOPMENT COSTS

          Certain costs incurred in developing software products for resale were previously capitalized and amortized on a product-by-product basis using the greater of the ratio that current gross revenues for a product bear to the current and anticipated future gross revenues for that product or the straight-line method over the estimated five year economic life of the product. The costs consist of salaries, computer expenses and other overhead costs directly related to the development and/or major enhancement of software products. Such costs are capitalized, to the extent they are recoverable through future sales, from the time the product's technological feasibility is established up to its general release to customers.
     Costs incurred before or after this period are expensed as incurred except for major product improvements, which are capitalized as described above. Net unamortized capitalized software development costs were $414,000 and $603,000 at December 31, 1997 and 1996, respectively. Amortization of capitalized software costs totaled $189,000, $1,053,000 and $257,000 in 1997, 1996 and 1995, respectively, and is included in cost of goods sold in the accompanying financial statements. In 1996, the amortization of software costs includes the write-off of $659,000 of capitalized software development costs that are not expected to be recoverable through future sales.

          RESEARCH AND DEVELOPMENT COSTS

          Research and development costs are expensed as incurred.

                         ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

          PROGRESS BILLINGS

          The Company bills its customers based on the terms set forth in a sales contract. The billing schedule does not necessarily match the stage of completion of a customer's order for installation. As such, costs, earnings and billings are accumulated for jobs in progress at period end and to the extent costs and earnings exceed billings and billings exceed costs and earnings for such jobs, an asset or liability is recorded.

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

                         ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          Income taxes are based upon income for financial reporting purposes. Deferred income taxes are provided for the temporary differences between the financial reporting bases and the income tax bases of the Company's assets and liabilities. The tax rates expected to be in effect when such differences are reflected in the Company's income tax returns are used in calculating the deferred tax asset or liability. The major temporary differences that give rise to deferred taxes include retainage, depreciation, warranty and inventory costs, deferred compensation, restructuring and various other reserves. See Note 9 for additional information.

          CONCENTRATIONS OF CREDIT RISK

          The Company sells its products to a wide range of companies in the food, beverage, national retailing and distribution industries, as well as certain government entities. The Company performs ongoing credit evaluations of its customers and generally does not require specific collateral as many customers pay deposits to the Company prior to commencement of production in accordance with terms of the sales contract. The Company maintains reserves for potential credit losses based upon factors surrounding the credit risk of specific customers, historical trends and other information; historically, such losses have been within management's expectations.

          EARNINGS PER SHARE INFORMATION

          Given the historical organization and capital structure of the Company, earnings per share information is not considered meaningful or relevant and has not been presented in the accompanying consolidated financial statements or the notes thereto.

3.   ACQUISITIONS

          WESELEY ACQUISITION

          In January 1996, Pinnacle, Alvey and McHugh purchased all of the outstanding capital stock of Weseley for a purchase price of $15 million in cash. The acquisition, which was recorded pursuant to the purchase method of accounting, was financed with a portion of the proceeds of the Debt Offering as described in Note 7. The excess of the cost of the acquisition over the fair value of net assets acquired (including purchased in-process research and development, as further described below) of $5.1 million was recorded as goodwill and is being amortized over a period of 10 years. The consolidated financial statements of the Company include the results of operations and cash flows of Weseley from its date of acquisition.

          Based on the results of an independent appraisal, $11.7 million of the Weseley purchase price was allocated to in-process research and development costs at the date of acquisition and was recorded as a write-off of purchased in-process research and development in the Company's consolidated statement of operations during the

                         ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     first quarter of 1996. Such amount has been excluded from the pro forma information below as it represents a non-recurring charge to income which resulted directly from the Weseley acquisition.

          Under the terms of the purchase agreement, subject to the continued employment of the former principal shareholder of Weseley and certain other conditions, certain employees of Weseley have an opportunity to earn stay bonuses in the aggregate of $625,000 per year for each of eight years immediately following the acquisition of Weseley which will be charged to income in the year earned and employee incentive compensation up to an aggregate maximum of $13 million, based on Weseley's achievement of defined levels of earnings before interest, income tax, depreciation, amortization, management fees and extraordinary losses, which will be charged to income when such amounts are estimable and payment thereof is deemed probable. During 1997, the employment of the former principal shareholder of Weseley terminated. As a result, annual amounts payable under the stay bonus decreased to $275,000 and the maximum incentive compensation payable decreased to $6.5 million. Also, see discussion in Note 12. During 1997 and 1996, $275,000 and $625,000, respectively, were charged to income related to the stay bonus. No expense was recognized in 1997 or 1996 related to the employee incentive compensation agreement.

          In the quarter ended December 31, 1995 (prior to the purchase of Weseley by the Company), Weseley received and recorded as deferred revenue $2.5 million in fees in connection with a distribution contract with a large manufacturing company; $1.8 million and $2.1 million remained deferred at December 31, 1997 and 1996, respectively. On December 31, 1995 (prior to the purchase of Weseley by the Company), Weseley paid and charged to income an aggregate of $3.0 million in bonuses for certain of its employees, which are included in selling, general and administrative expenses in the pro forma information presented below.

                         ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Net sales                                                       $ 291,415
     Cost of goods sold                                                218,232
                                                                      --------
        Gross profit                                                    73,183
     Selling, general and administrative expenses                       56,793
     Research and development expenses                                   2,666
     Amortization expense                                                2,253
     Other income, net                                                    (108)
                                                                      --------
        Operating income                                                11,579
     Interest expense                                                    8,583
                                                                      --------
        Income before income taxes
          and extraordinary loss                                         2,996
     Income tax expense                                                  2,072
                                                                      --------
        Income before extraordinary loss                              $    924
                                                                      --------
                                                                      --------


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

                         ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   RESTRUCTURING AND OTHER CHARGES

          During the second quarter of 1997, the Board of Directors initiated a plan to reorganize and streamline the Company's corporate structure and to restructure certain business entities within Pinnacle. In connection with this plan, the Board defined management priorities as (1) satisfactory completion and elimination of specific projects with continuing cost overruns primarily related to products which will be discontinued, (2) restructure or eliminate, when appropriate, products that are not strategic or profitable, (3) restructure and streamline the company's corporate organization and (4) eliminate redundancies and streamline the organizational structure of the Software Logistics Group (The "SLG"), consisting of McHugh and Weseley, by further consolidating their operations.

     As a result, the Company recorded a $15.3 million restructuring charge ($9.2 million, net of tax) in the second quarter of 1997. The restructuring charge included costs to discontinue offering certain proprietary systems software products at one subsidiary, to reorganize and reduce the size of the Company's corporate organization and to restructure and streamline the executive and marketing functions at the SLG. Costs to discontinue certain proprietary software products consist primarily of costs to complete certain projects incorporating this software, payroll and facility charges during the phase-out of the product, severance charges, sales returns and allowances (relative to prior period sales) anticipated as a result of the discontinuance, the write-off of assets that became obsolete or slow-moving as a result of the discontinuance and other miscellaneous restructuring costs. The corporate reorganization and the SLG reorganization charges are primarily severance costs. The subsequent 1997 reduction of accrued restructuring costs consisted primarily of the recording of sales returns and allowances, the write-off of obsolete and slow-moving assets, payroll and facility costs associated with the discontinued software products, costs to complete projects involving the discontinued products, severance and other costs. It is anticipated that remaining costs accrued as restructuring, consisting primarily of severance costs, will be fully paid by April 30, 2004.

     The following table presents a roll-forward of the liabilities, both current and long-term, for restructuring from the initial accrual to December 31, 1997:


                                             INITIAL  REDUCTIONS/  DECEMBER 31,
           TYPE OF COST                      ACCRUAL   PAYMENTS        1997
      ------------------------------         -------  -----------  ------------
      Cost to discontinue                    $ 8,566   $ (5,644)     $ 2,922
         product offerings
      Corporate reorganization                 2,768     (1,352)       1,416
      SLG reorganization                       3,950       (746)       3,204
                                             -------    -------      -------
      Total                                  $15,284    $(7,742)     $ 7,542
                                             -------    -------      -------
                                             -------    -------      -------


          In addition, one-time asset write-down and other non-recurring charges totaling $2.3 million ($1.4 million, net of tax) were recorded in the second quarter of 1997. These non-recurring charges to operating income primarily include a write-down in the carrying value of inventory at a restructured subsidiary, employee moving costs associated with exiting certain product offerings and costs associated with bringing restructured production facilities up to Company standards.

          In the fourth quarter of 1997, legal, accounting and other charges totaling $958,000 related to a planned initial public offering of common stock of McHugh were charged to income as the Company decided not to proceed with the initial public offering at this time.

                         ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following (in thousands):


                                                            DECEMBER 31,
                                                        ----------------------
                                                         1997           1996
                                                        -------        -------
     Land                                               $ 3,148        $ 3,148
     Buildings and improvements                          21,106         20,608
     Machinery and equipment                              9,350          8,249
     Office and other equipment                          20,958         16,577
     Property held under capital lease                      833          1,327
                                                        -------        -------
                                                         55,395         49,909
     Less: Accumulated depreciation and amortization,
        including $266 and $657, respectively, related
        to property held under capital lease             19,936         15,542
                                                        -------        -------
                                                        $35,459        $34,367
                                                        -------        -------
                                                        -------        -------


          Depreciation expense for leased equipment was $126,000, $114,000 and $103,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum lease payments under the capital leases and the present value of the net minimum lease payments at December 31, 1997 are as follows (in thousands):

     1998                                                        $    211
     1999                                                              96
     2000                                                             194
                                                                 --------
     Total minimum lease payments                                     501
          Less: Amount representing interest                           63
                                                                 --------
     Present value of minimum lease payments at December 31,
        1997, including current portion of $180                  $    438
                                                                 --------
                                                                 --------


          Certain other office equipment, automobiles and office space are utilized by the Company under operating leases which resulted in rental expense of $6.0 million, $3.9 million and $3.4 million in 1997, 1996 and
     1995, respectively.   Commitments under these leases total $5.1 in 1998,
     $4.3 million in 1999, $3.6 million in 2000, $3.4 million in 2001, $3.1 million in 2002 and $7.7 million in the aggregate in years thereafter.

                         ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   GOODWILL

          Goodwill is summarized as follows (in thousands):


                                                  DECEMBER 31,
                                        --------------------------
                                             1997           1996
                                        -----------    -----------
     Goodwill                           $    30,541    $    42,074
     Less: Write-off of goodwill                           (11,491)
     Less: Accumulated amortization          (5,390)        (4,073)
                                        -----------    -----------
                                        $    25,151    $    26,510
                                        -----------    -----------
                                        -----------    -----------


          The write-off of $11.5 million in 1996 represents the full amount of remaining goodwill at one subsidiary which was considered to be impaired due to historical losses, uncertainty regarding future income and uncertainty regarding future cash flows. This impairment was determined by analyzing future expected undiscounted cash flows from the underlying operations. The amount of the write-off was determined using future expected discounted cash flows from the underlying operations.

7.   LONG-TERM DEBT

          The detail of long-term debt follows (in thousands):


                                                              DECEMBER 31,
                                                        ----------------------
                                                           1997        1996
                                                        ---------    ---------
     11 3/8% Senior Subordinated Notes due
       January 31, 2003                                 $ 100,000    $ 100,000
     Revolving Credit Facility - weighted average
       rate of 8.84% at December 31, 1997, due
       January 24, 2001                                     6,500
     Capital lease obligations and other                      704          773
                                                        ---------    ---------
                                                          107,204      100,773
     Less: Current portion                                    274          280
                                                        ---------    ---------
                                                        $ 106,930    $ 100,493
                                                        ---------    ---------
                                                        ---------    ---------


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

                         ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Declared effective on May 9, 1996 and the exchange of $100 million in principal amount of the original notes for $100 million in principal amount of registered notes was completed on June 11, 1996.

          Concurrent with the consummation of the Debt Offering, Alvey entered into a credit agreement (the "Credit Agreement") for a $30 million revolving credit facility (the "Revolving Credit Facility") which is guaranteed by Pinnacle and each direct and indirect subsidiary of Alvey. Indebtedness of Alvey under the Credit Agreement is secured by substantially all of the personal property of Alvey and its subsidiaries, all capital stock of Alvey and 100% of the capital stock of its domestic subsidiaries (other than the portion of the shares of capital stock of Busse which are pledged to secure certain non-compete payments). Indebtedness under the Revolving Credit Facility bears interest at a rate based upon, at Alvey's option, (i) the Base Rate (as defined in the Revolving Credit Facility) plus 1.5% or (ii) the Euro-dollar Rate (as defined in the Revolving Credit Facility) for one, two, three, six or, if available, nine or twelve months, plus 2.5%; provided, however, the interest rate margins are subject to 0.25% reductions in the event Alvey meets certain performance targets. Commitment fees accrue on the average daily unused portion of the Revolving Credit Facility at 0.5% per annum and are payable quarterly. The Revolving Credit Facility expires January 24, 2001. At December 31, 1997, $13.2 million of borrowing capacity within the current debt covenant limitations remained available under the Revolving Credit Facility.

          Debt issuance costs totaling $7.5 million were incurred in establishing the $100 million Senior Subordinated Notes and the Revolving Credit Facility on January 24, 1996 and are being amortized over the weighted-average life of the facilities.

          Under the Credit Agreement, the Company has provided standby letters of credit at December 31, 1997 in the amount of $1.3 million as security for payment of the Company's workers' Compensation claims. Outstanding letters of credit bear a 2.5% per annum fee which is payable quarterly.

          Virtually all of the tangible assets of the Company are pledged as collateral under the Credit Agreement. Restrictive covenants of outstanding debt instruments include the maintenance of certain key ratios as well as limitations on capital expenditures, incurrence of additional debt, stock issuances and the payment of cash dividends. The Company was in compliance with such financial covenants at December 31, 1997.

     8.   REDEEMABLE PREFERRED STOCK AND RECAPITALIZATION OF PINNACLE

          Concurrent with the consummation of the Debt Offering (see Note 7), Pinnacle sold redeemable preferred stock and warrants to purchase its common stock to an investor group for $30 million in cash proceeds (the "Preferred Stock Offering"). The proceeds of the Preferred Stock Offering, together with a dividend from Alvey to Pinnacle, were used to repurchase certain shares of Pinnacle's outstanding common stock and to redeem Pinnacle's Series A Senior Cumulative Exchangeable Preferred Stock ("Series A Preferred") and Cumulative Exchangeable Preferred Stock ("Cumulative Preferred"). While Alvey has not guaranteed, nor is it contingently obligated with respect to the redeemable preferred stock and warrants issued in the Preferred Stock Offering, Pinnacle has no financial resources, other than from its subsidiaries' operations, to satisfy cash requirements relative to these shares. The redeemable preferred stock and warrants from the Preferred Stock Offering have not been pushed down to Alvey's consolidated financial statements as such redeemable preferred stock and warrants are not exchangeable into securities of Alvey. At December 31, 1997 and 1996, accumulated dividends on the redeemable preferred stock totaled $11.6 million and $5.3 million.

          Under terms of the related stockholder agreements, Pinnacle was required to pay dividends quarterly on the Series A Preferred and the Cumulative Preferred and could pay such dividends in cash (at 13%) or stock (at 15.5%) at its option through December 31, 1996. Dividends declared in
     1996 and 1995 were paid in the form of stock.   Pinnacle declared stock
     dividends of $271,000 and $3.9 million in 1996 and 1995, respectively (2,705 and 38,522 shares, respectively, at a liquidating value of $100), all of which served to decrease the net investment

                         ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     of Parent of the Company.

     The following table sets forth the changes in redeemable preferred stock for the years ended December 31, 1995 and 1996 (dollars in thousands):


                                                SERIES A                      CUMULATIVE                TOTAL
                                             PREFERRED STOCK                PREFERRED STOCK          REDEEMABLE
                                          -----------------------        ----------------------       PREFERRED
                                           SHARES         AMOUNT          SHARES         AMOUNT         STOCK
                                          --------       --------        -------        -------      ----------
     Balance December 31, 1994             180,645       $ 18,065         53,704        $ 5,370       $ 23,435
        Treasury stock sales                   350             35                                           35
        Stock dividend declared             29,702          2,970          8,820            882          3,852
                                          --------       --------        -------        -------       --------
     Balance December 31, 1995             210,697         21,070         62,524          6,252         27,322
        Stock dividend declared              2,086            209            619             62            271
        Redemption of stock               (212,783)       (21,279)       (63,143)        (6,314)       (27,593)
                                          --------       --------        -------        -------       --------
     Balance December 31, 1996                   0       $      0              0        $     0       $      0
                                          --------       --------        -------        -------       --------
                                          --------       --------        -------        -------       --------


9.        INCOME TAXES

          Income tax expense (benefit) relative to income (loss) from continuing operations (before extraordinary loss) is comprised of (in thousands):


                                         1997      1996     1995
                                       --------    -----  -------
          Current
               Federal                 $   243     $ 211  $ 1,001
               State                       715       496      448
               Foreign                     130
                                      --------   -------  -------
                                         1,088       707    1,449
     Deferred, principally federal      (5,145)   (2,616)   2,660
                                      --------   -------  -------
                                      $ (4,057)  $(1,909) $ 4,109
                                      --------   -------  -------
                                      --------   -------  -------


                         ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          A reconciliation of the income tax expense (benefit) per the statutory federal income tax rate to the reported income tax expense (benefit) on income (loss) before extraordinary loss is as follows (in thousands):


                                                                      1997           1996           1995
                                                                   ---------     ----------       -------
     Income tax expense (benefit) at statutory rate                $ (3,868)     $ (10,476)       $ 2,896
     Expense (benefit) resulting from:
       Write-off of nondeductible purchased
         in-process research and development                                         4,318
       Write-off of nondeductible goodwill                                           3,907
       State taxes (net of federal tax benefit)                        (852)          (226)           366
       Nondeductible goodwill amortization                              433            448            282
       Meals and entertainment                                          240            197            216
       Other                                                            (10)           (77)           349
                                                                   --------       --------        -------
                                                                   $ (4,057)      $ (1,909)       $ 4,109
                                                                   --------       --------        -------
                                                                   --------       --------        -------


          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):


                                                          1997         1996
                                                        ---------    --------
     Accrued insurance claims                           $   2,676    $  2,437
     Inventory reserves                                     2,877       2,662
     Warranty reserves                                      2,025       2,587
     Employee cost accruals                                 3,305       3,637
     Revenue timing differences                             2,925       2,511
     Restructuring costs                                    3,202
     Other                                                  3,565       2,214
                                                         --------    --------
        Total deferred tax assets                          20,575      16,048
                                                         --------    --------
     Revenue timing differences                             1,804       3,190
     Property related items                                 5,624       5,402
     Other                                                  1,597         902
                                                         --------    --------
        Total deferred tax liabilities                      9,025       9,494
                                                         --------    --------
        Net deferred tax asset                           $ 11,550    $  6,554
                                                         --------    --------
                                                         --------    --------


          In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", management has determined that based on expected future operating plans and tax planning strategies available to the Company, the net deferred tax assets at December 31, 1997 will be utilized to offset future taxes. Therefore, no valuation reserve related to such deferred tax assets has been recorded at December 31, 1997 and 1996, respectively.

          During 1997, the Company established a Foreign Sales Corporation subsidiary organized under the provisions of the Tax Reform Act of 1984.

                         ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  EMPLOYEE BENEFIT AND STOCK OWNERSHIP PLANS

          The Company maintains 401(k) savings plans for virtually all employees who meet certain eligibility requirements, except those certain union employees who participate in multi-employer pension plans. Under the plans, the employees may defer receipt of a portion of their eligible compensation with the Company matching a defined percentage of the employees' deferral. The Company's matching contributions were $801,000, $701,000 and $614,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company may also elect to make discretionary profit sharing contributions for virtually all employees, except those union employees who participate in multi-employer pension plans, for which a provision of $3.2 million, $2.7 million and $2.2 million is included in the consolidated financial statements in 1997, 1996 and 1995, respectively.

          Contributions under the multi-employer pension plans are based on amounts per employee as defined in the union labor agreement. Pension expense for the union employees' pension plans was $685,000, $593,000 and $629,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company may be obligated, under the Multi-Employer Pension Plan Amendment Act of 1980, for a part of these plans' unfunded vested benefits if there is a withdrawal or partial withdrawal from a plan, as defined within the Act. There is no intention on the part of management to withdraw their participation from a plan.

          Alvey also provides a deferred compensation plan for its former Chief Executive Officer. Beginning January 1998, the Company will pay an annual benefit to this individual of $237,500 for the remainder of his life or for at least 10 years. At December 31, 1997, an amount of $2.2 million is accrued for such benefits, $1.9 million of which is classified as a long-term obligation, and expense of $373,000, $260,000 and $299,000 was recorded in 1997, 1996, and 1995, respectively.

          During 1995, certain employees of the Company purchased shares of Pinnacle common stock at estimated fair value totaling $409,000; these purchases were effected with cash of $30,000 and employee notes receivable of $379,000. Employee notes receivable outstanding to Pinnacle at December 31, 1997 and 1996 totaled $1.3 million and $1.4 million, respectively, and are reflected as a reduction of the net investment of Parent.

                         ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Management employees of the Company have received options to purchase Pinnacle common stock which were granted at exercise prices which approximated fair market value of the shares at the dates of grant. Certain of these shares vest based on performance while others vest over a period of employment (generally over a period of three years). The option terms expire eight to ten years subsequent to the grant date. At December 31, 1997, exercise prices of options outstanding generally ranged between $20 and $40 per share with 11,991 options at $1.20 per share which approximated estimated fair value at the dates of grant. The weighted average remaining life to expiration at December 31, 1997 of options exercisable between $20 and $40 is six years and for those at $1.20 is five years. At December 31, 1997, 48,391 of the outstanding options have vested. These options are summarized as follows:


                                                          WEIGHTED
                                                           AVERAGE     SHARES
                                                          EXERCISE     SUBJECT
                                                            PRICE     TO OPTION
                                                         ---------    ---------
     Outstanding at January 1, 1995                      $  22.06      33,691
     Options granted in 1995                                20.00       3,000
                                                                      -------
     Outstanding at December 31, 1995                       21.02      36,691
     Options granted in 1996                                29.60      78,825
     Options forfeited in 1996                              20.00      (5,000)
                                                                      -------
     Outstanding at December 31, 1996                       27.18     110,516
     Options granted in 1997                                25.45       5,500
     Options forfeited in 1997                              40.00      (3,839)
                                                                      -------
     Outstanding at December 31, 1997                    $  26.66     112,177
                                                                      -------
                                                                      -------


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

                         ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Had the Company utilized the "fair value based method" to value stock options granted, the Company's net income (loss) for 1997 and 1996 would not have been materially different from reported net income (loss) for those years. The weighted average fair value of option granted is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:


                                                    1997      1996
                                                  -------   -------
     ASSUMPTIONS
     Weighted average risk-free interest rate        6.2%      6.2%
     Weighted average expected life of option     6 years   7 years


          The Company also has agreed to provide life insurance policies, in amounts ranging from $1 million to $3 million, for three of its executive officers and two former executive officers for the remainder of their lives or until such officers voluntarily resign to accept a comparable position. Costs relative thereto are not material to the Company's consolidated financial statements.

11.  SIGNIFICANT CUSTOMERS

          In 1997, 1996 and 1995, no single customer comprised more than 10% of sales.

12.  COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

          The Company is involved in various litigation consisting almost entirely of product and general liability claims arising in the normal course of its business. After deduction of a per occurrence self-insured retention, the Company is insured at December 31, 1997 for losses up to $27 million per year for product and general liability claims. The Company has provided reserves for the estimated cost of the self-insured retention; accordingly, these actions, when ultimately concluded, are not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

          The Company utilizes computer information systems to internally record and track information, as well as interact with customers, suppliers, financial institutions and other organizations. The Company also sells software through McHugh and incorporates software and computerized functions in products throughout the Company. Management has preliminarily assessed risks and costs related to addressing Year 2000 issues as they pertain to the Company and its information systems. Based on this assessment, management does not believe that the modification of the Company's systems to address such issues will have a material impact on the Company's financial position or results of operations. However, there are numerous uncertainties related to addressing Year 2000 issues, including actual implementation of measures to address these issues, impact of outside parties appropriately addressing these issues and other factors, some of which may be out of the Company's control, and all of which may cause results to be different than currently anticipated by Management.

          On October 20, 1997, Mitchell J. Weseley, former President and Chief Executive Officer of WSDC, filed an action in the state of Connecticut against Pinnacle Automation, Inc., Alvey Systems, Inc. and McHugh Software International, Inc. alleging fraudulent inducement, tortuous interference with a contractual relationship and violation of the Connecticut Unfair Trade Practices Act ("CUTPA"). Pinnacle moved to dismiss the claim, and on December 31, 1997, Mr. Weseley dismissed this claim without prejudice. On January 13, 1998, Mr. Weseley commenced an arbitration in Connecticut Superior Court against WSDC alleging breach of contract and violation of CUTPA. The Company believes such claims are without merit and intends to vigorously defend such action. On January 28, 1998, WSDC filed counterclaims against Mr. Weseley principally alleging that he had breached his contractual obligations and fiduciary duty to WSDC by soliciting WSDC employees to resign from WSDC, by disparaging the management of Pinnacle and McHugh and by breaching the terms of a covenant not to compete contained in Mr. Weseley's employment contract.

                         ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          As of January 24, 1996, the Company established consulting agreements with two related parties whereby the Company is obligated to make annual payments of $350,000 plus expenses, with one contract providing for annual increases of up to 3%. Additionally, the Company is obligated to compensate one related party for certain merger, acquisition and financing transactions. Concurrent with the Debt Offering (see Note 7) and the Preferred Stock Offering (see Note 8), $750,000 was paid to one related party in January 1996. At December 31, 1995, the Company had two agreements with related parties under which the Company received investment banking and other consulting services. These agreements were to terminate in the years 2000 and 2002, respectively, however, the agreements were terminated in January 1996, concurrent with the Debt Offering (see Note 7), at a cost of $1.4 million. The agreements required annual payments by the Company totaling $500,000 plus expenses. In addition, the Company was required to pay an aggregate 2% investment banking fee on the total amount of consideration paid or received through a merger, consolidation or sale of more than 10% of Alvey's assets or outstanding securities, or the acquisition of assets or stock of another company. Costs of these agreements, including the termination fee, are included in other expense (income), net in the accompanying consolidated financial statements.

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

          Pursuant to the terms of an operating lease, the Company paid $0.9 million in each of 1996 and 1995, respectively, to a related party.

          The Company has entered into employment agreements with several members of executive management. The agreements require the Company to pay the executive's salary for a period of up to one year should the executive's employment be terminated. In addition, the agreements provide for annual bonuses of up to 125% of the executive's annual salary based upon the achievement of pre-established performance targets.

13.  SUPPLEMENTAL BALANCE SHEET INFORMATION

          Accrued expenses include the following (in thousands):


                                                               DECEMBER 31,
                                                         ---------------------
                                                            1997        1996
                                                         --------    ---------
     Project expenses                                    $  6,651    $  8,476
     Bonuses, incentives and profit sharing                 9,782      10,642
     Wages and salaries                                     2,558       2,147
     Vacation and other employee costs                      7,484       8,171
     Interest expense                                       4,867       4,927
     Restructuring costs                                    4,707
     Other expenses                                         5,800       6,014
                                                         --------    --------
                                                         $ 41,849    $ 40,377
                                                         --------    --------
                                                         --------    --------


14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following quarterly financial information for the two years ended December 31, 1997 is unaudited. However, in the opinion of management, such information has been prepared on the same basis as the audited

                         ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The quarterly results however, are not necessarily indicative of results for any future period.

     Summarized quarterly financial data for fiscal 1997 and 1996 appear below (in thousands):


                                                                  NET INCOME
                                        NET SALES   GROSS PROFIT    (LOSS)
                                        ---------   ------------  ----------
     1997
     First quarter                      $ 83,737     $ 21,880     $   (143)
     Second quarter                       90,746       21,301      (10,531)
     Third quarter                        95,824       24,806        1,730
     Fourth quarter                      102,562       25,838        1,625
                                        --------     --------     --------
                                        $372,869     $ 93,825     $ (7,319)
                                        --------     --------     --------
                                        --------     --------     --------

     1996
     First quarter                      $ 80,717     $ 19,482     $(14,548)
     Second quarter                       83,338       20,229          474
     Third quarter                        79,347       20,009         (217)
     Fourth quarter                       87,845       15,309      (16,605)
                                        --------     --------     --------
                                        $331,247     $ 75,029     $(30,896)
                                        --------     --------     --------
                                        --------     --------     --------


          The 1997 second quarter net loss includes a one-time restructuring charge of $9.2 million, net of applicable income tax benefits, and one-time asset write-down and other non-recurring charges totaling $1.4 million, net of applicable income tax benefits (see Note 4).

          The 1996 first quarter net loss includes one-time non-cash charges of $11.7 million for the write-off of purchased in-process research and development related to the acquisition of Weseley (see Note 3) and $2.0 million for the write-off of unamortized deferred financing fees, net of applicable income tax benefits, resulting from the early extinguishment of debt during January 1996 (see Note 7), as well as a one-time charge of $840,000, net of applicable income tax benefits, for the termination of a management agreement (see Note 12). The 1996 fourth quarter net loss includes one-time non-cash charges of $1.0 million for the write-off of purchased in-process research and development related to the acquisition of RTS (see Note 3), $11.5 million for the write-off of goodwill (see Note 6) and $400,000, net of applicable income tax benefits, for the write-off of capitalized software (see Note 2).

15.  SUBSEQUENT EVENT

          Effective November 21, 1997, McHugh signed a letter of intent to acquire Software Architects Incorporated, a provider of warehouse management systems based in Brookfield, Wisconsin. The Company continues to negotiate the terms of a definitive purchase agreement which is expected to be complete by April 15, 1998.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Olivette, State of Missouri, on March 12, 1998


                                        ALVEY SYSTEMS, INC.


                                        By: /s/  Stephen J. O'Neill
                                            -----------------------
                                                 Stephen J. O'Neill
                                                 Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



      SIGNATURE                               TITLE                                     DATE
      ---------                               -----                                     ----
/s/  Stephen J. O'Neill            President and Chief Executive Officer             March 12, 1998
------------------------------     (Principal Executive Officer)
     Stephen J. O'Neill

/s/  James A. Sharp                Senior Vice President, Chief Financial            March 12, 1998
------------------------------     Officer, Secretary and Assistant Treasurer
     James A. Sharp                (Principal Financial and Accounting Officer)

/s/  William R. Michaels           Chairman of the Board                             March 12, 1998
------------------------------
     William R. Michaels

/s/  Stephen J. O'Neill            Director                                          March 12, 1998
------------------------------
     Stephen J. O'Neill

/s/  Christopher C. Cole           Director                                          March 12, 1998
------------------------------
     Christopher C. Cole

/s/  Frederick R. Ulrich, Jr.      Director                                          March 12, 1998
------------------------------
     Frederick R. Ulrich, Jr.

/s/  Prakash A. Melwani            Director                                          March 12, 1998
------------------------------
     Prakash A. Melwani

/s/  Daniel S. O'Connell           Director                                          March 12, 1998
------------------------------
     Daniel S. O'Connell

/s/  Charles A. Dill               Director                                          March 12, 1998
------------------------------
     Charles A. Dill


                         ALVEY SYSTEMS, INC. AND SUBSIDIARIES

              RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (IN THOUSANDS)


               Column A                                 Column B       Column C      Column D        Column E     Column F
               --------                                 --------       --------      --------        --------     --------
               Valuation                               Balance at     Charged to     Charged to                  Balance at
              and Reserve                              Beginning      Costs and        Other                       End of
               Accounts                                of Period      Expenses       Accounts       Deductions     Period
                                          FOR THE YEAR ENDED DECEMBER 31, 1995

     Accounts Receivable Reserve                         $595           $546            $0          ($317)          $824

     Inventory Reserve                                 $1,474         $1,362            $0          ($784)        $2,052


                                          FOR THE YEAR ENDED DECEMBER 31, 1996

     Accounts Receivable Reserve                         $824           $743        $242(1)         ($603)        $1,206



     (1) Reflects increase to Accounts Receivable Reserves due to acquisitions of Weseley and RTS.

     Inventory Reserve                                 $2,052           $557        $176(1)         ($386)        $2,399

     (1)  Reflects increase to Inventory Reserves due to acquisition of RTS.


                                          FOR THE YEAR ENDED DECEMBER 31, 1997

     Accounts Receivable Reserve                       $1,206         $3,609            $0        ($2,997)        $1,818

     Inventory Reserve                                 $2,399         $1,176            $0          ($609)        $2,966


                         REPORT OF INDEPENDENT ACCOUNTANTS ON
                             FINANCIAL STATEMENT SCHEDULE



To the Stockholder and
Board of Directors of
Alvey Systems, Inc.


     Our audits of the consolidated financial statements of Alvey Systems, Inc. and its subsidiaries, referred to in our report dated February 18, 1998, appearing on page F-2 of this Annual Report on Form 10-K, also included an audit of the Financial Statement Schedule of Alvey Systems, Inc. listed at item 14(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP
St. Louis, Missouri
February 18, 1998