Form 10-Q
period 1998-03-31
ALVEY SYSTEMS INC
filed 1998-05-15
CIK 1011066

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

   X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----    Exchange Act of 1934.

For the quarterly period ended March 31, 1998.

          Transition report pursuant to Section 13 or 15(d) of the Securities
 -----    Exchange Act of 1934.

For the transition period from                    to
                               ------------------    ------------------------

                        Commission File Number 333-2600

                              ALVEY SYSTEMS, INC.



                             9301 Olive Boulevard
                             St. Louis, MO  63132
                                 314/993-4700

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

                         Yes    X   No
                             ------    -------

The number of shares of common stock outstanding at April 30, 1998 was 1,000 shares.

                     ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                                     INDEX

                                                               Page
                                                              Number
Part I - Financial Information

     Item 1.   Financial Statements

               Consolidated Statement of Operations -
               three months ended March 31, 1998 and 1997
               (Unaudited)                                       3

               Consolidated Balance Sheet - March 31, 1998
               (Unaudited) and December 31, 1997                 4

               Consolidated Statement of Cash Flows -
               three months ended March 31, 1998 and
               1997 (Unaudited)                                  5-6

               Consolidated Statement of Net Investment
               of Parent for the three months ended March 31,
               1998 (Unaudited)                                  7

               Notes to Consolidated Financial Statements
               (Unaudited)                                       8-10

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations    11-14

Part II - Other Information

     Item 6.   Exhibits and Reports on Form 8-K                  14

Signature                                                        15

PART I.  FINANCIAL  INFORMATION
ITEM 1  FINANCIAL STATEMENTS

                    ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED  STATEMENT OF OPERATIONS
                                (UNAUDITED)
                          (DOLLARS IN THOUSANDS)

                                                      THREE MONTHS ENDED MARCH 31,
                                                           1998           1997
                                                        ---------      ---------
 Net sales                                              $  92,720      $  83,737
 Cost of goods sold                                        69,642         61,857
                                                        ---------      ---------
 Gross profit                                              23,078         21,880

 Selling, general and administrative expenses              16,165         16,029
 Research and development expenses                          2,847          2,053
 Amortization expense                                         417            426
 Other income, net                                            550             21
                                                        ---------      ---------
 Operating income                                           4,199          3,393

 Interest expense                                           3,458          3,423
                                                        ---------      ---------
 Income (loss) before provision for income taxes              741            (30)

 Provision for income taxes                                   325            113
                                                        ---------      ---------

 Net income (loss)                                      $     416      $    (143)
                                                        ---------      ---------
                                                        ---------      ---------

      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                (DOLLARS IN THOUSANDS)

                                                                                        MARCH 31,     DECEMBER 31,
                                                                                          1998           1997
                                                                                      (UNAUDITED)
                                                                                      -----------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                           $   11,611     $      3,142
   Receivables:
     Trade (less allowance for doubtful accounts of $2,069 and  $1,818,
       respectively)                                                                       52,191           54,639
     Unbilled and other                                                                     9,599           11,801
   Accumulated costs and earnings in excess of billings on uncompleted contracts            9,694           12,885
   Inventories:
     Raw materials                                                                         14,173           14,297
     Work in process                                                                        3,772            2,881
   Deferred income taxes                                                                   12,257           12,307
   Prepaid expenses and other assets                                                        2,388            1,693
                                                                                      -----------     ------------

       Total current assets                                                               115,685          113,645

Property, plant and equipment, net                                                         35,821           35,459
Other assets                                                                                7,350            7,537
Goodwill, net                                                                              24,829           25,151
                                                                                      -----------     ------------

                                                                                      $   183,685     $    181,792
                                                                                      -----------     ------------
                                                                                      -----------     ------------

LIABILITIES AND NET INVESTMENT OF PARENT
Current liabilities:
  Current portion of long-term debt                                                   $       354     $        274
  Accounts payable                                                                         29,439           33,066
  Accrued expenses                                                                         37,242           41,849
  Customer deposits                                                                         7,366            7,153
  Billings in excess of accumulated costs and earnings on uncompleted contracts            28,329           23,585
  Deferred revenues                                                                         3,079            3,134
  Taxes payable                                                                             1,226              967
                                                                                      -----------     ------------

     Total current liabilities                                                            107,035          110,028

Long-term debt                                                                            111,592          106,930
Other long-term liabilities                                                                12,441           12,605
Deferred income taxes                                                                         742              757

Commitments and contingencies (Note 5)

Net investment of Parent                                                                  (48,125)         (48,528)
                                                                                      -----------     ------------
                                                                                      -----------     ------------
                                                                                      $   183,685     $    181,792
                                                                                      -----------     ------------
                                                                                      -----------     ------------

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                1998          1997
                                                                              --------      --------
OPERATING ACTIVITIES:
Net income (loss)                                                             $  416       $   (143)
Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
    Depreciation and software amortization                                     1,404          1,115
    Amortization                                                                 417            426
    Deferred taxes                                                                35           (360)
     (Increase) decrease in current assets:
       Receivables                                                             4,650         (2,444)
       Accumulated costs and earnings in excess of
         billings on uncompleted contracts                                     3,191          4,759
       Inventories                                                              (767)        (1,965)
       Prepaid expenses and other assets                                        (651)           653
    (Decrease) increase in current liabilities:
      Accounts payable                                                        (3,627)        (5,496)
      Accrued expenses                                                        (4,607)        (8,634)
      Customer deposits                                                          213         (5,024)
      Billings in excess of accumulated costs and
        earnings on uncompleted contracts                                      4,744          1,887
      Deferred revenues                                                          (55)        (1,080)
      Taxes payable                                                              259           (612)
      Other liabilities                                                         (164)           504
                                                                              --------      --------

        Net cash provided by (used for) operating activities                   5,458        (16,414)
                                                                              --------      --------

INVESTING ACTIVITIES:
 Cash payments to dispose of Diamond                                                0           (159)
 Additions to property, plant and equipment, net                               (1,718)        (1,686)
                                                                              --------      --------

        Net cash used for investing activities                                 (1,718)        (1,845)
                                                                              --------      --------

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.  (CONTINUED)

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                          1998          1997
                                                        ---------     ---------
FINANCING ACTIVITIES:
  Proceeds of borrowings                                $  27,910      $ 39,300
  Payments of debt and capital leases                     (23,168)      (22,666)
  Net contributions to Parent                                 (13)          (24)
                                                        ---------     ---------

    Net cash provided by financing activities               4,729        16,610
                                                        ---------     ---------

  Net increase (decrease) in cash and cash equivalents      8,469        (1,649)

  Cash and cash equivalents, beginning of period            3,142         5,025
                                                        ---------     ---------

  Cash and cash equivalents, end of period              $  11,611       $ 3,376
                                                        ---------     ---------
                                                        ---------     ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest on financings                              $   6,023       $ 5,774
    Income taxes                                               80         1,085


              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF NET INVESTMENT OF PARENT
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

FOR THE THREE MONTHS ENDED                   NET INVESTMENT
MARCH 31, 1998                                 OF PARENT

Balance December 31, 1997                      $(48,528)
    Net income                                      416
    Net contributions from (to) Parent              (13)
                                               --------
Balance March 31, 1998                         $(48,125)
                                               --------
                                               --------


       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements of Alvey Systems, Inc. ( "Alvey" or the "Company ") have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   PRINCIPLES OF CONSOLIDATION, EARNINGS PER SHARE INFORMATION

     Alvey is a wholly-owned subsidiary of Pinnacle Automation, Inc. ("Pinnacle" or "Parent"). Pinnacle has no operations and no assets other than its investment in Alvey. The financial statements of the Company include the accounts of Alvey and Alvey's wholly-owned subsidiaries:
     McHugh Software International, Inc. ("McHugh") and its wholly-owned subsidiary, Weseley Software Development Corp. ("Weseley" or "WSDC"); Busse Bros., Inc. ("Busse"); The Buschman Company ("Buschman"); White Systems, Inc. ("White"); and Real Time Solutions, Inc. ("RTS"). All significant intercompany transactions, which primarily consist of sales, have been eliminated.

     Given the historical organization and capital structure of the Company, earnings per share information is not considered meaningful or relevant and has not been presented in the accompanying unaudited consolidated financial statements or notes thereto.

3.   RESTRUCTURING CHARGES
     During the second quarter of 1997, the Company established a restructuring reserve which included costs to discontinue offering certain proprietary systems software products at one subsidiary, to reorganize and reduce the size of the Company's corporate organization and to restructure and streamline the executive and marketing functions at the Software Logistics Group ("SLG"). Costs to discontinue certain proprietary software products consisted primarily of costs to complete certain projects incorporating this software, payroll and facility charges during the phase-out of the product, severance charges, sales returns and allowances (relative to prior period sales) anticipated as a result of the discontinuance, the write-off of assets that became obsolete or slow-moving as a result of the discontinuance and other miscellaneous restructuring costs. The corporate reorganization and SLG reorganization charges are primarily severance costs. The 1998 year-to-date reduction of accrued restructuring costs consisted primarily of the recording of payroll and facility costs associated with the discontinued software products, costs to complete projects involving the discontinued products, severance and other costs. It is anticipated that costs accrued as restructuring will be fully paid by April 30, 2004.

     The following table displays a roll-forward of the liabilities, both current and long- term, for restructuring from December 31, 1997 to March 31, 1998 (unaudited) (in thousands):

                             December 31,                  March 31,
                                1997        Reductions/      1998
     Type of Cost              Balance       Payments       Balance
     ------------            ------------   -----------    ---------
     Costs to discontinue
        product offerings          $2,922        ($755)       $2,167
     Corporate
        reorganization              1,416         (210)        1,206
     SLG reorganization             3,204          (34)        3,170
                              ------------   -----------    ---------
     Total                         $7,542        ($999)       $6,543
                              ------------   -----------    ---------
                              ------------   -----------    ---------

4.   SUPPLEMENTAL BALANCE SHEET INFORMATION
     Accrued expenses include the following (in thousands):

                                                       MARCH 31,
                                                         1998          DECEMBER 31,
                                                      (unaudited)         1997
                                                      -----------      -----------
     Project expenses                                 $     6,300      $     6,651
     Bonuses, incentives and profit sharing                 6,069            9,782
     Wages and salaries                                     3,331            2,558
     Vacation and other employee costs                      7,934            7,484
     Interest expense                                       2,026            4,867
     Restructuring costs, current portion                   3,855            4,707
     Other expenses                                         7,727            5,800
                                                      -----------      -----------
                                                      $    37,242      $    41,849
                                                      -----------      -----------
                                                      -----------      -----------

5.   COMMITMENTS AND CONTINGENCIES
     The Company is involved in various litigation consisting almost entirely of product and general liability claims arising in the normal course of its business. After deduction of a per occurrence self-insured retention, the Company is insured for losses of up to $27 million per year for products and general liability claims. The Company has provided reserves for the estimated cost of the self-insured retention; accordingly, these actions, when ultimately concluded, are not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

6.   SUBSEQUENT EVENT
     On April 1, 1998, McHugh purchased all of the outstanding capital stock of Software Architects, Inc. ("SAI") for a purchase price of $1.5 million in cash. The acquisition was financed through the Company's working capital
     facility.   In addition, subject to their continued employment, certain employees of SAI have an opportunity to earn stay bonuses in the aggregate of $1,125,000 per year for each of four years. At closing, McHugh also granted options to purchase an aggregate number of shares of the common stock of McHugh equal to 1.5% of the fully diluted equity of McHugh. Additional options in an aggregate amount corresponding to .5% of the fully diluted equity of McHugh will be awarded to SAI employees on each of the four anniversaries of the acquisition date commencing April 1, 1999. The exercise price of all such options is equal to the fair market value of the common stock of McHugh on the date of the grant of the options.
     The options vest ratably over four years, expire on the eighth anniversary of the date of grant and are only exercisable upon the occurrence of certain trigger events set forth in the option agreements.

     The purchase of SAI will not have a material effect on the results of operations of the Company, and accordingly, pro forma information is not included herein.

7.   STRATEGIC MATTERS
     In February 1998, Pinnacle engaged a consulting firm to evaluate various strategic alternatives available to Pinnacle and its affiliated companies. One alternative would involve spinning-off the common stock of McHugh to Pinnacle's stockholders (after an initial spin-off of such stock from the Company to Pinnacle) and, in connection therewith, raising additional equity capital in McHugh. This potential transaction, and any other similar transaction, would be conditioned on a number of factors, including the possible redemption or restructuring of the Company's outstanding Senior Subordinated Notes (including the Company's ability to obtain suitable financing for any such redemption or restructuring), the consent of the holders of Pinnacle's preferred stock and certain other significant contingencies. As a result of these and other contingencies, no assurances can be given that this transaction, or any other similar strategic transaction, will be consummated in the near-term or at all. No offer with respect to either the possible redemption or restructuring of the Senior Subordinated Notes or equity investment in McHugh is made hereby.

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

GENERAL

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Alvey Systems, Inc. for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The Company serves its major markets through three groups. The Consumer Products Group ("CPG"), which is comprised of Alvey and Busse, serves the food, beverage and manufacturing sector of the Company's market. The Distribution Logistics Group ("DLG"), which is comprised of Buschman, White and RTS, serves the distribution logistics market. The SLG, which is comprised of McHugh and Weseley, provides logistics solutions for warehouse and transportation management needs.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, net sales, categories of expenses and income data in thousands of dollars and as a percentage of net sales.

                                                THREE MONTHS ENDED MARCH 31,
                                                        (unaudited)

                                             1998        %         1997        %
                                          ---------  ---------  ---------  ---------
Net sales                                 $  92,720    100.0%   $  83,737    100.0%
Cost of goods sold                           69,642     75.1       61,857     73.9
                                          ---------             ---------
    Gross profit                             23,078     24.9       21,880     26.1

Selling, general & administrative
  expenses                                   16,165     17.4       16,029     19.1
Research & development
  expenses                                    2,847      3.1        2,053      2.4
Amortization expense                            417      0.5          426      0.5
Other income, net                               550      0.6           21      0.0
                                          ---------             ---------
   Operating income                           4,199      4.5        3,393      4.1
Interest expense                              3,458      3.7        3,423      4.1
                                          ---------             ---------
   Income (loss) before income taxes            741      0.8         (30)      0.0
Provision for income taxes                      325      0.4          113      0.2
                                          ---------             ---------
     Net income (loss)                       $  416      0.4%    $  (143)     (0.2)%
                                          ---------             ---------
                                          ---------             ---------

COMPARISON OF THE QUARTER ENDED MARCH 31, 1998 TO THE QUARTER
ENDED MARCH 31, 1997

NET SALES were $92.7 million for the quarter ended March 31, 1998, representing an increase of $9.0 million, or 10.7%, over net sales of $83.7 million for the quarter ended March 31, 1997. First quarter 1998 sales increases at the DLG and SLG, as compared to the first quarter of 1997, were offset in part by decreases in sales at the CPG.

NEW ORDER BOOKINGS were $91.6 million for the quarter ended March 31, 1998, representing a decrease of $12.6 million, or 12.1%, from record bookings in
the quarter ended March 31, 1997.   Although the SLG and DLG succeeded in
producing first quarter bookings levels in excess of first quarter 1997, the CPG fell short of the record bookings produced in the first quarter of 1997.

GROSS PROFIT was $23.1 million for the quarter ended March 31, 1998, an increase of $1.2 million, or 5.5%, over the quarter ended March 31, 1997. As a percent of sales, gross margins were 24.9% for the first quarter of 1998,
decreasing 1.2 percentage points from the same period of 1997.   The DLG
realized an increase of $3.8 million and 3.4 percentage points as a percentage of sales, primarily attributable to the effects of increased volume and favorable project results. Gross profit at the CPG decreased

$1.9 million due entirely to a decrease in volume; however, margins remained unchanged as project performance improvements offset the effects of lower volume. At the SLG, decreased gross profit of $766,000 was attributable to a lower level of high-margin license fee revenue for the first quarter of 1998 as compared to the same period of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) were $16.2 million for the quarter ended March 31, 1998, representing an increase of $136,000, or
0.8%, over the quarter ended March 31, 1997.   As a percentage of sales, SG&A
was 17.4% or 1.7 percentage points lower than the first quarter of 1997. Increases in SG&A attributable to increased staffing levels to support higher sales volumes, particularly at the SLG, were offset by decreases in SG&A resulting from the 1997 restructuring efforts.

RESEARCH AND DEVELOPMENT EXPENSES were $2.8 million for the first quarter of 1998, an increase of $794,000 compared to $2.1 million for the first quarter of 1997. This increase is primarily the result of increased development activities at the SLG.

OTHER INCOME, NET was $550,000 for the quarter ended March 31, 1998 compared to $21,000 for the quarter ended March 31, 1997. This increase of $529,000 is almost entirely attributable to income recognized from the proceeds of a life insurance settlement in the first quarter of 1998.

OPERATING INCOME for the quarter ended March 31, 1998 was $4.2 million as compared to $3.4 million in the first quarter of 1997, an increase of $806,000, or 23.8%. As a percentage of sales, operating income was 4.5% in the first quarter of 1998 compared to 4.1% for the same period of 1997. The increase in operating income reflects the various factors described above.

PROVISION FOR INCOME TAXES was $325,000 for the quarter ended March 31, 1998, representing an increase of $212,000 from the $113,000 of tax expense for the first quarter of 1997. The significant difference between the effective tax rate on income (loss) before income taxes and the expected statutory rates is attributable to the non-deductibility of expenses related to the amortization of goodwill.

NET INCOME (LOSS) was income of $416,000 for the quarter ended March 31, 1998, an improvement of $559,000 from the quarter ended March 31, 1997. This increase is the result of the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES. During the three months ended March 31, 1998 and 1997, cash provided by (used for) operating activities was $5.5 million and ($16.4) million, respectively. This
$21.9 million year-over-year improvement is primarily attributable to: significant cash collections resulting from record fourth quarter 1997 sales; lower bonus and profit sharing payments; lower project costs in 1998 as compared to the significant use of cash to fund project overrun levels experienced in the first quarter of 1997; and an overall improvement in cash
management.   First quarter funding of annual profit sharing plan
contributions, incentive compensation and bonus plans, disproportionate tax withholding requirements and certain professional services historically have resulted in a significant use of cash in the first quarter.

CAPITAL EXPENDITURES for each of the three months ended March 31, 1998 and 1997 were $1.7 million. Management anticipates that current year capital expenditures will approximate $7.8 million.

CASH FLOW FROM FINANCING ACTIVITIES. See Note 7 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Net borrowings increased by $4.7 million and $16.6 million in the three months ended March 31, 1998 and 1997, respectively. The increase in borrowings in the first quarter of 1997 was primarily used to fund operating activities, while the year over year decrease reflects the significant improvement in cash provided by operating activities. The Company typically borrows to fund short-term cash requirements using a combination of LIBOR contracts of 30-day duration and daily borrowings at prime plus 1-1/2%. At quarter-end 1998, all of the Company's short-term borrowings were under LIBOR commitments. Had the Company elected to incur a penalty and terminate certain of the LIBOR contracts, cash and short-term borrowings could have been reduced by $4,000 each.

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

BACKLOG. As of March 31, 1998 the Company had a backlog of $142.6 million, as compared to $155.7 million and $143.7 million as of March 31, 1997 and December 31, 1997, respectively. The Company's backlog is based upon firm customer commitments that are supported by purchase orders, other contractual documents and cash payments. While the level of backlog at any particular time may be an indication of future sales, it is not necessarily indicative of the future operating performance of the Company. Additionally, certain backlog orders may be subject to cancellation in certain circumstances. The Company believes that substantially all orders in backlog at March 31, 1998 will be shipped within one year.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  No exhibits are required to be filed herewith.

     (b) No current reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ALVEY SYSTEMS, INC.



                              /s/ J.A. Sharp
                              ---------------------------------
Date:  May 15, 1998           James A. Sharp
                              Secretary and Senior Vice President, Finance
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)