Form 10-Q
period 1998-06-30
ALVEY SYSTEMS INC
filed 1998-08-11
CIK 1011066

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---
      Exchange Act of 1934.

For the quarterly period ended June 30, 1998.

      Transition report pursuant to Section 13 or 15(d) of the Securities
---
      Exchange Act of 1934.

For the transition period from                    to
                              -------------------    -------------------

                         Commission File Number 333-2600

                               ALVEY SYSTEMS, INC.

                               9301 Olive Boulevard
                               St. Louis, MO  63132
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

                         Yes      X           No
                             -------------       -------------

The number of shares of common stock outstanding at July 31, 1998 was 1,000 shares.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                                     INDEX
                                                                        Page
                                                                       Number

Part I - Financial Information

         Item 1.   Financial Statements

                   Consolidated Statement of Operations -
                   three and six months ended June 30, 1998 and 1997
                   (Unaudited)                                            3

                   Consolidated Balance Sheet - June 30, 1998
                   (Unaudited) and December 31, 1997                      4

                   Consolidated Statement of Cash Flows -
                   six months ended June 30, 1998 and
                   1997 (Unaudited)                                       5-6

                   Consolidated Statement of Net Investment
                   of Parent for the six months ended June 30,
                   1998 (Unaudited)                                       7

                   Notes to Consolidated Financial Statements
                   (Unaudited)                                            8-12

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          13-19

Part II - Other Information

         Item 6.   Exhibits and Reports on Form 8-K                       19

Signature                                                                 20

PART I.  FINANCIAL  INFORMATION
ITEM 1  FINANCIAL STATEMENTS

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                JUNE 30,                JUNE 30,
                                                           1998        1997         1998         1997
                                                        ---------    --------    ---------    ---------
Net sales                                               $ 107,454    $ 90,746    $ 200,174    $ 174,483
Cost of goods sold                                         78,213      69,445      147,855      131,302
                                                        ---------    --------    ---------    ---------
    Gross profit                                           29,241      21,301       52,319       43,181

Selling, general and administrative expenses               19,342      15,949       35,507       31,978
Research and development expenses                           3,192       2,113        6,039        4,166
Write-off of purchased research and development costs       2,700        -           2,700         -
Restructuring costs                                          -         15,284         -          15,284
Amortization expense                                          381         406          798          832
Other expense (income), net                                    55          14         (495)          (7)
                                                        ---------    --------    ---------    ---------
     Operating income (loss)                                3,571     (12,465)       7,770       (9,072)

Interest expense                                            3,244       3,552        6,702        6,975
                                                        ---------    --------    ---------    ---------
Income (loss) before income taxes                             327     (16,017)       1,068      (16,047)

Income tax expense (benefit)                                  553      (5,486)         878       (5,373)
                                                        ---------    --------    ---------    ---------
Net income (loss)                                       $    (226)   $(10,531)   $     190    $ (10,674)
                                                        ---------    --------    ---------    ---------
                                                        ---------    --------    ---------    ---------


          See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                                                                        JUNE 30,    DECEMBER 31,
                                                                                         1998           1997
                                                                                      (UNAUDITED)
                                                                                      -----------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                            $   5,151      $   3,142
   Receivables:
     Trade (less allowance for doubtful accounts of $2,477 and  $1,818, respectively)      59,503         54,639
     Unbilled and other                                                                    10,500         11,801
   Accumulated costs and earnings in excess of billings on uncompleted contracts           10,706         12,885
   Inventories:
     Raw materials                                                                         12,169         14,297
     Work in process                                                                        3,610          2,881
   Deferred income taxes                                                                   12,913         12,307
   Prepaid expenses and other assets                                                        2,251          1,693
                                                                                      -----------   ------------

     Total current assets                                                                 116,803        113,645

Property, plant and equipment, net                                                         35,967         35,459
Other assets                                                                                7,047          7,537
Goodwill, net                                                                              24,859         25,151
                                                                                      -----------   ------------

                                                                                        $ 184,676      $ 181,792
                                                                                      -----------   ------------
                                                                                      -----------   ------------

LIABILITIES AND NET INVESTMENT OF PARENT
Current liabilities:
   Current portion of long-term debt                                                    $     314      $     274
   Accounts payable                                                                        30,455         33,066
   Accrued expenses                                                                        41,505         41,849
   Customer deposits                                                                        5,492          7,153
   Billings in excess of accumulated costs and earnings on uncompleted contracts           35,085         23,585
   Deferred revenues                                                                        4,639          3,134
   Taxes payable                                                                            2,347            967
                                                                                      -----------   ------------

     Total current liabilities                                                            119,837        110,028

Long-term debt                                                                            100,547        106,930
Other long-term liabilities                                                                12,160         12,605
Deferred income taxes                                                                         462            757

Commitments and contingencies (Note 6)

Net investment of Parent                                                                  (48,330)       (48,528)
                                                                                      -----------   ------------

                                                                                        $ 184,676      $ 181,792
                                                                                      -----------   ------------
                                                                                      -----------   ------------


          See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                       1998          1997
                                                                                    -----------    ----------
OPERATING ACTIVITIES:
   Net income (loss)                                                                 $     190      $ (10,674)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
        Depreciation and software amortization                                           2,863          2,320
        Amortization                                                                       798            832
        Write-off of purchased research and development costs                            2,700            -
        Other                                                                             -              248
        Deferred taxes, net of effect of acquisitions                                     (378)        (4,548)
        (Increase) decrease in assets, excluding effect
           of acquisitions:
           Receivables                                                                  (2,841)         2,847
           Accumulated costs and earnings in excess of
              billings on uncompleted contracts                                          2,179          2,430
           Inventories                                                                   1,399            (63)
           Other assets                                                                   (202)           513
        (Decrease) increase in liabilities, excluding
           effect of acquisitions:
           Accounts payable                                                             (2,790)        (5,960)
           Accrued expenses                                                               (832)           676
           Customer deposits                                                            (1,661)        (3,285)
           Billings in excess of accumulated costs and
              earnings on uncompleted contracts                                         11,500          6,354
           Deferred revenues                                                               930         (1,095)
           Taxes payable                                                                 1,380         (2,258)
           Other liabilities                                                              (295)         3,561
                                                                                    -----------    ----------

              Net cash provided by (used for) operating activities                      14,940         (8,102)
                                                                                    -----------    ----------

INVESTING ACTIVITIES:
   Acquisitions of Software Architects, Inc. and Gagnon & Associates,
     Inc., net of cash acquired of $198                                                 (3,459)          -
   Payments for agreements not to compete                                                 (150)          (150)
   Cash payments to dispose of Diamond                                                     -             (363)
   Additions to property, plant and equipment                                           (2,987)        (3,006)
                                                                                    -----------    ----------

      Net cash used for investing activities                                            (6,596)        (3,519)
                                                                                    -----------    ----------


                                  (continued)
           See accompanying Notes to Consolidated Financial Statements.

                        ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                    (UNAUDITED)
                               (DOLLARS IN THOUSANDS)


                                                                 SIX MONTHS ENDED JUNE 30,
                                                                    1998           1997
                                                                 ----------     ----------
FINANCING ACTIVITIES:
   Proceeds of borrowings                                            36,910         55,600
   Payments of debt and capital leases                              (43,253)       (44,727)
   Net contributions from (to) Parent                                     8           (103)
                                                                 ----------     ----------

      Net cash provided by (used for) financing activities           (6,335)        10,770
                                                                 ----------     ----------

   Net increase (decrease) in cash and cash equivalents               2,009           (851)

   Cash and cash equivalents, beginning of period                     3,142          5,025
                                                                 ----------     ----------

   Cash and cash equivalents, end of period                       $   5,151      $   4,174
                                                                 ----------     ----------
                                                                 ----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:
      Interest on financings                                      $   6,203      $   6,400
      Income taxes                                                      382          1,383

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ATIVITIES:

   Alvey Systems, Inc. purchased Software Architects, Inc. in April 1998 and
   Gagnon & Associates, Inc. in May 1998. In conjunction with these acquisitions, liabilities were assumed as follows:

      Fair value of assets acquired (preliminary)                   $ 4,082
      Fair value assigned to goodwill (preliminary)                     409
      Cash paid concurrent with the acquisition,
         excluding cash acquired                                     (3,459)
                                                                 ----------

      Liabilities assumed                                           $ 1,032
                                                                 ----------
                                                                 ----------


           See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF NET INVESTMENT OF PARENT
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


FOR THE SIX MONTHS ENDED                      NET INVESTMENT
JUNE 30, 1998                                   OF PARENT
Balance December 31, 1997                        $   (48,528)
   Net income                                            190
   Net contributions from Parent                           8
                                              --------------

Balance June 30, 1998                            $   (48,330)
                                              --------------
                                              --------------


           See accompanying Notes to Consolidated Financial Statements.

                        ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

1.   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements of Alvey
     Systems, Inc. ( "Alvey"   or the  "Company") have been prepared in
     accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   PRINCIPLES OF CONSOLIDATION, EARNINGS PER SHARE INFORMATION

     Alvey is a wholly-owned subsidiary of Pinnacle Automation, Inc. ("Pinnacle" or "Parent"). Pinnacle does not have any operations or assets other than its investment in Alvey. The Company's financial statements include the accounts of Alvey and Alvey's wholly-owned subsidiaries: McHugh Software International, Inc. ("McHugh") and its wholly-owned subsidiaries, Weseley Software Development Corp. ("Weseley" or "WSDC"), Software Architects, Inc. ("SAI") and Gagnon & Associates, Inc. ("Gagnon"); Busse Bros., Inc. ("Busse"); The Buschman Company ("Buschman"); White Systems, Inc. ("White"); and Real Time Solutions, Inc. ("RTS"). All significant intercompany transactions, which primarily consist of sales, have been eliminated.

     Given the Company's historical organization and capital structure, earnings per share information is not considered meaningful or relevant and has not been presented in the accompanying unaudited consolidated financial statements or notes thereto.

3.   ACQUISITIONS

     SAI ACQUISITION

     On April 1, 1998, McHugh purchased all of the outstanding capital stock of SAI for $1.5 million in cash. The acquisition was financed through
     the Company's  working capital facility.   In addition, subject to their
     continued employment, certain employees of SAI have an opportunity to earn stay bonuses in the aggregate of $1,125,000 per year for each of the next four years. At closing, McHugh also granted options to purchase an aggregate number of shares of the common stock of McHugh equal to 1.5% of the common stock of McHugh. Additional options in an aggregate amount corresponding to 0.5% of the common stock of McHugh will be awarded to certain SAI employees on the first through the fourth anniversaries of the acquisition date, commencing April 1, 1999. The exercise price of all such options is equal to the fair market value of
     the common stock of McHugh on the option grant date.   The options vest
     ratably over four years, expire on the eighth anniversary of the date of grant and are only exercisable upon the occurrence of certain trigger events set forth in the option agreements. The excess of the cost of the acquisition over the estimated fair value of net assets acquired (including purchased in-process research and development, as further described below) of $39,000 was recorded as goodwill and is being amortized over a period of five years. The consolidated financial statements of the Company include the results of operations and cash flows of SAI from its date of acquisition.

     On a preliminary basis, $1.0 million of the SAI purchase price was allocated to in-process research and development costs at the date of acquisition and was recorded as a write-off of purchased in-process research and development in the Company's consolidated statement of operations during the second quarter of 1998. An independent appraisal to finalize the value of the in-process research and development is being conducted and may result in a purchase accounting adjustment. Any change in the value assigned to in-process research and development is expected to correspondingly adjust the amount of goodwill from the SAI acquisition.

     GAGNON ACQUISITION

     On May 15, 1998, McHugh purchased all of the outstanding capital stock of Gagnon for $1.9 million in cash. The acquisition was financed through the Company's working capital facility. In addition, subject to their continued employment, certain employees of Gagnon have an opportunity to earn stay bonuses in the aggregate of $600,000 per year for each of the next three years. At closing, McHugh also granted options to purchase an aggregate number of shares of the common stock of McHugh equal to 0.25% of the common stock of McHugh. Additional options in an aggregate amount corresponding to 0.25% of the common stock of McHugh will be awarded to certain Gagnon employees on the first through the third anniversaries of the acquisition date, commencing May

     15, 1999. The exercise price of all such options is equal to the fair market value of the common stock of McHugh on the option grant date.
     The options vest ratably over four years, expire on the eighth anniversary of the date of grant and are only exercisable upon the occurrence of certain trigger events as set forth in the option agreements. The excess of the cost of the acquisition over the estimated fair value of net assets acquired (including purchased in-process research and development, as further described below) of $370,000 was recorded as goodwill and is being amortized over a period of five years. The consolidated financial statements of the Company include the results of operations and cash flows of Gagnon from its date of acquisition.

     On a preliminary basis, $1.7 million of the Gagnon purchase price was allocated to in-process research and development costs at the date of acquisition and was recorded as a write-off of purchased in-process research and development in the Company's consolidated statement of operations during the second quarter of 1998. An independent appraisal to finalize the value of the in-process research and development is being conducted and may result in a purchase accounting adjustment. Any change in the value assigned to in-process research and development is expected to correspondingly adjust the amount of goodwill from the Gagnon acquisition.

     The pro-forma results of the Company would not have been materially different had either or both of the SAI and Gagnon acquisitions taken place on January 1, 1998 or 1997, respectively. Accordingly, pro forma financial information for the SAI and Gagnon acquisitions is not presented.

4.   RESTRUCTURING CHARGES
     During the second quarter of 1997, the Company established a restructuring reserve which included costs to discontinue offering certain proprietary systems software products at one subsidiary, to reorganize and reduce the size of the Company's corporate organization and to restructure and streamline the executive and marketing functions at the Software Logistics Group ("SLG"). Costs to discontinue certain proprietary software products consisted primarily of costs to complete certain projects incorporating this software, payroll and facility charges during the phase-out of the product, severance charges, sales returns and allowances (relative to prior period sales) anticipated as a result of the discontinuance, the write-off of assets that became obsolete or slow-moving as a result of the discontinuance and other miscellaneous restructuring costs. The corporate reorganization and SLG reorganization charges are primarily severance costs. The 1998 year-to-date reduction of accrued restructuring costs consisted primarily of the recording of payroll and facility costs associated with the discontinued software products, costs to complete projects involving the discontinued products, severance, sales allowances and other costs. It is anticipated that costs accrued as restructuring will be fully paid by April 30, 2004.

     The following table displays a roll-forward of the liabilities, both current and long- term, for restructuring from December 31, 1997 to June 30, 1998 (unaudited) (in thousands):


                                     December 31,                      June 30,
                                         1997        Reductions/        1998
      Type of Cost                     Balance        Payments         Balance
      ------------                   -----------     -----------     -----------
      Costs to discontinue
         product offerings                $2,922        ($2,147)          $775
      Corporate
         reorganization                    1,416           (581)           835
      SLG reorganization                   3,204           (161)         3,043
                                     -----------     -----------     -----------
      Total                               $7,542        ($2,889)        $4,653
                                     -----------     -----------     -----------
                                     -----------     -----------     -----------


5.   SUPPLEMENTAL BALANCE SHEET INFORMATION
     Accrued expenses include the following (in thousands):


                                             JUNE 30,
                                              1998              DECEMBER 31,
                                           (unaudited)             1997
                                           ----------           ------------
Project expenses                           $    8,326             $    6,651
Bonuses, incentives and profit sharing          7,864                  9,782
Wages and salaries                              3,271                  2,558
Vacation and other employee costs               7,420                  7,484
Interest expense                                4,814                  4,867
Restructuring costs, current portion            1,950                  4,707
Other expenses                                  7,860                  5,800
                                           ----------           ------------
                                           $   41,505             $   41,849
                                           ----------           ------------
                                           ----------           ------------


6.   COMMITMENTS AND CONTINGENCIES
     The Company is involved in various litigation consisting almost entirely of product and general liability claims arising in the normal course of its business. After deduction of a per occurrence self-insured retention, the Company is insured for losses of up to $27 million per year for products and general liability claims. The Company has provided reserves for the estimated cost of the self-insured retention; accordingly, these actions, when ultimately concluded, are not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

     On October 20, 1997, Mitchell J. Weseley, former President and Chief Executive Officer of WSDC, filed an action in the state of Connecticut against Pinnacle, Alvey and McHugh alleging fraudulent inducement, tortious interference with a contractual relationship and violation of the Connecticut Unfair Trade Practices Act ("CUTPA"). Pinnacle moved to dismiss the claim, and on December 31, 1997, Mr. Weseley dismissed this claim without prejudice. On January 13, 1998, Mr. Weseley commenced an arbitration in Connecticut Superior Court against WSDC alleging breach of contract and violation of CUTPA. Such arbitration proceedings concluded on June 3, 1998, related briefs have been filed and a decision is pending. The Company believes such claims of Mr. Weseley are without merit and is vigorously defending such action. On January 28, 1998, WSDC filed counterclaims against Mr. Weseley principally alleging that he had breached his contractual obligations and fiduciary duty to WSDC by soliciting WSDC employees to resign from WSDC, by disparaging the management of Pinnacle and McHugh and by breaching the terms of a covenant not to compete contained in Mr. Weseley's employment contract. Pursuant to the spin-off as discussed in
     Note 7, McHugh has agreed to indemnify certain parties (primarily Pinnacle and the Company) for any and all liabilities arising from this dispute whether arising prior to, concurrent with or after the spin-off

     On April 16, 1998, Mannesmann Dematic Rapistan Corp. ("Rapistan") filed suit against Buschman in the United States District Court for the Western District of Michigan alleging infringement of three Rapistan patents relating to Buschman induction systems (the "Rapistan Dispute"). Rapistan is seeking to permanently enjoin Buschman from infringing those patents and both compensatory and treble damages. The Company believes Rapistan's claims are without merit and intends to vigorously defend this action. Related to Buschman's counterclaims and affirmative defenses raised in this litigation, on June 5, 1998 the Company filed a separate suit against Mannesmann Corporation ("Mannesmann") in the United States District Court for the Southern District of New York on the basis of the representations, warranties and disclosure obligations of Mannesmann with respect to the patents subject to the Rapistan Dispute at the time the Company acquired Buschman from Mannesmann in 1992. Pursuant to the spin-off as discussed in Note 7, Pinnacle and the Company have agreed to indemnify certain parties (primarily McHugh) for any and all liabilities arising from the Rapistan Dispute whether arising prior to, concurrent with or after the spin-off.

7.   SUBSEQUENT EVENT
     On July 27, 1998, the Company announced that it plans to spin-off the common stock of McHugh to Pinnacle's stockholders (after an initial spin-off of such stock from the Company to Pinnacle) and, in connection therewith, sell a minority interest in McHugh. Subsequent to the spin-off and sale of such minority interest, Alvey will receive a cash payment from McHugh of approximately $17.4 million representing the repayment of McHugh's intercompany debt to Alvey. As a part of these transactions, the holders of Pinnacle Series A, Series B and Series C Preferred Stock (collectively, the "Pinnacle Preferred Stock") will enter into a Preferred Stock Exchange Agreement pursuant to which they will agree to exchange $26.5 million of Pinnacle Preferred Stock for shares of a newly created class of common stock in McHugh. The consummation of these transactions is conditioned on receipt of consents from holders of a majority in aggregate principal amount of Alvey's $100.0 million of 11-3/8% Senior Subordinated Notes Due 2003 (the "Notes"). Alvey is offering to pay a consent premium of $45.00 in cash for each $1,000 principal amount of Notes for which a consent is properly delivered prior to the expiration of the consent solicitation on August 14, 1998.

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

GENERAL

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Alvey Systems, Inc. for the three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The Company serves its major markets through three groups. The Consumer Products Group ("CPG"), which is comprised of Alvey and Busse, serves the food, beverage and manufacturing sector of the Company's market. The Distribution Logistics Group ("DLG"), which is comprised of Buschman, White and RTS, serves the distribution logistics market. The SLG, which is comprised of McHugh, Weseley, SAI and Gagnon, provides logistics solutions for warehouse and transportation management needs.

See Note 7 to the Consolidated Financial Statements for a discussion of certain strategic matters involving the Company.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, net sales, categories of expenses and income data as a percentage of net sales.


                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                   JUNE 30,                         JUNE 30,
                                                 (unaudited)                      (unaudited)
                                           ----------------------            ----------------------
                                            1998             1997             1998             1997
                                           ------           ------           ------           -----
Net sales                                   100.0%          100.0%           100.0%           100.0%
Cost of goods sold                           72.8            76.5             73.9             75.3
                                           ------           ------           ------           -----
   Gross profit                              27.2            23.5             26.1             24.7

Selling, general & administrative
   expenses                                  18.0            17.6             17.7             18.3

Research & development
   expenses                                   3.0             2.3              3.0              2.4
Write-off of purchased R&D                    2.5             -                1.3              -
Restructuring costs                           -              16.8              -                8.8

Amortization expense                          0.4             0.5              0.4              0.4

Other expense (income), net                   0.0             0.0             (0.2)             0.0
                                           ------           ------           ------           -----
   Operating income (loss)                    3.3           (13.7)             3.9             (5.2)

Interest expense                              3.0             3.9              3.4              4.0
                                           ------           ------           ------           -----
   Income (loss) before income
   taxes                                      0.3           (17.6)             0.5             (9.2)
Income tax expense (benefit)                  0.5            (6.0)             0.4             (3.1)
                                           ------           ------           ------           -----
    Net income (loss)                        (0.2)%         (11.6)%            0.1%            (6.1)%
                                           ------           ------           ------           -----
                                           ------           ------           ------           -----


COMPARISON OF THE QUARTER ENDED JUNE 30, 1998 TO THE QUARTER
ENDED JUNE 30, 1997

NET SALES were $107.5 million for the quarter ended June 30, 1998, representing an increase of $16.7 million, or 18.4% over net sales of $90.7 million for the quarter ended June 30, 1997. Excluding the second quarter acquisitions of SAI and Gagnon, sales increased $15.3 million and 16.8% over the second quarter of 1997. Record sales at both the SLG and DLG more than offset a decrease in sales at the CPG, and resulted in a record sales quarter for the Company overall.

NEW ORDER BOOKINGS set a record at $125.7 million for the quarter ended
June 30, 1998, representing an increase of $27.2 million, or 27.7%, from
bookings in the quarter ended June 30, 1997.   The SLG and DLG experienced
increases of 81.8% and 44.0%, respectively, in the second quarter of 1998 as compared to the second quarter of 1997, while the CPG had a slight decrease from the second quarter of 1997.

GROSS PROFIT was $29.2 million for the quarter ended June 30, 1998, an increase of $7.9 million, or 37.3% over the quarter ended June 30, 1997. As a percentage of sales, gross margins were 27.2% for the quarter, increasing
3.7 percentage points from the
same period of 1997. Excluding the acquisitions of SAI and Gagnon, gross profit increased $6.9 million or 32.4% over the second quarter of 1997 and as a percentage of sales, gross margins increased 3.1 percentage points. Gross profit increases were achieved in each group, but were particularly strong at the DLG and SLG where increases of 76.1% and 33.8%, respectively, were realized. Improvements at the DLG were attributable to both increased volume and the absence of $2.2 million of asset write-down and related non-recurring charges recorded in the second quarter of 1997. Increases at the SLG were attributable to the addition of SAI and Gagnon and increased volume in same store sales, offset in part by a lower level of high-margin license fees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) were $19.3 million for the quarter ended June 30, 1998, representing an increase of $3.4 million or
21.3% over the quarter ended June 30, 1997.   As a percentage of sales, SG&A
was 18.0% or 0.4 percentage points higher than the second quarter of 1997. Same store SG&A increased $2.9 million or 18.2% over the second quarter of 1997. Same store SG&A as a percentage of sales increased 0.2 percentage points from the second quarter of 1997. Increases in SG&A, attributable to increased staffing levels to support higher sales volumes, particularly at the SLG and DLG, and to increasing the allowance for doubtful accounts corresponding with increased sales levels, were offset by decreases in SG&A resulting from the 1997 restructuring efforts.

RESEARCH AND DEVELOPMENT EXPENSES were $3.2 million for the second quarter of 1998, an increase of $1.1 million compared to $2.1 million for the second quarter of 1997. This increase is the result of increased development activities at the DLG and SLG, as well as the addition of SAI and Gagnon.

WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS was
$2.7 million in the second quarter of 1998. In connection with the acquisitions of SAI and Gagnon during the second quarter of 1998, $1.0 million and $1.7 million, respectively, of the related purchase prices were preliminarily allocated to purchased in-process research and development costs at the dates of acquisition and immediately expensed. (See Note 3 to the Consolidated Financial Statements for further discussion.)

RESTRUCTURING COSTS were $15.3 million in the second quarter of 1997. During the second quarter of 1997, the Board of Directors initiated a plan to reorganize and streamline the Company's corporate structure and to
restructure certain business entities within Pinnacle.   In connection with
this plan, Stephen J. O'Neill, President of Alvey, was elected to the additional positions of President of Pinnacle and CEO of both companies. Christopher C. Cole, CEO of Buschman, was appointed to the newly created position of COO of Pinnacle. In addition, both Messrs. O'Neill and Cole were elected to the Boards of both Pinnacle and Alvey. Furthermore, the Board established management priorities as: (1) satisfactory completion and elimination of specific projects with continuing cost overruns primarily related to products which will be discontinued, (2) restructure or eliminate, when appropriate, products that are not strategic or profitable,
(3) restructure and streamline the Company's corporate organization and (4) eliminate redundancies and streamline the organizational structure of the SLG by further consolidating the operations of McHugh and Weseley.
The restructuring charge included costs to discontinue offering certain proprietary systems software products at one subsidiary, to reorganize and reduce the size of the Company's corporate organization and to restructure and streamline the executive and marketing functions at the SLG. Costs to discontinue certain proprietary software products consisted primarily of costs to complete certain projects incorporating this software, payroll and facility charges during the phase-out of the product, severance charges, sales returns and allowances (relative to prior period sales) anticipated as a result of the discontinuance, the write-off of assets that became obsolete or slow-moving as a result of the discontinuance and other miscellaneous restructuring costs. The corporate reorganization and the SLG reorganization charges were primarily severance costs. It is anticipated that costs accrued as restructuring will be fully paid by April 30, 2004. (See Note 4 to the Consolidated Financial Statements for further discussion.)

OPERATING INCOME for the quarter ended June 30, 1998 was $3.6 million as compared to a loss of $12.5 million in the second quarter of 1997, an increase of $16.0 million. However, excluding 1998 non-recurring charges for the write-off of purchased in-process research and development costs of $2.7 million and 1997 non-recurring restructuring charges of $15.3 million, same store operating income would have been $5.9 million and $2.8 million for the quarters ended June 30, 1998 and 1997, respectively. After exclusions, same store operating income increased $3.1 million or 110.0% over the same quarter of 1997. As a percentage of sales, and excluding such non-recurring charges, same store operating income was 5.6% in the second quarter of 1998 compared to 3.1% for the same period of 1997. The increase in operating income reflects the various factors described above.

INTEREST EXPENSE was $3.2 million in the second quarter of 1998 as compared to $3.6 million in the second quarter of 1997. This decrease is primarily attributable to decreased borrowings under the Company's working capital facility.

INCOME TAX EXPENSE was $553,000 for the quarter ended June 30, 1998, representing an increase of $6.0 million from the tax benefit of $5.5 million for the second quarter of 1997. The significant differences between the effective tax rate on income (loss) before income taxes and the expected statutory rates are attributable to the non-deductibility of expenses related to the write-off of purchased in-process research and development costs and the amortization of goodwill.

NET LOSS was $226,000 for the quarter ended June 30, 1998, an improvement of $10.3 million from the quarter ended June 30, 1997. This increase is the result of the various factors discussed above.

       COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS
                               ENDED JUNE 30, 1997

NET SALES were $200.2 million for the six months ended June 30, 1998, representing an increase of $25.7 million, or 14.7% over net sales of
$174.5 million for the six months ended June 30, 1997.   Same store sales
increased $24.2 million or 13.9% in the first half of 1998 over the first half of 1997. The DLG and SLG realized sales increases of $23.7 million, or 30.8%, and $13.7 million, or 44.1%, respectively, which were offset in part by decreases at the CPG.

NEW ORDER BOOKINGS were $217.3 million for the six months ended June 30, 1998, $14.7 million, or 7.2% above the six months ended June 30, 1997. Bookings at the DLG were particularly strong at $107.1 million, which represents a 21.0% increase over the first six months of 1997.

GROSS PROFIT was $52.3 million for the six months ended June 30,1998, an increase of $9.1 million, or 21.2% over the six months ended June 30, 1997. As a percentage of sales, gross margins for the first half of 1998 were 26.1%, a 1.4 percentage point increase over the same period in 1997. In the first half of 1998, same store gross profit increased $8.1 million or 18.8% over the same period of 1997. For the same periods and as a percentage of sales, same store gross margins increased 1.1 percentage points. Gross profit increases were particularly strong at the DLG which were primarily attributable to increased volume, but also due to the absence of $2.2 million of asset write-down and related non-recurring charges recorded in the second quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) were $35.5 million for the six months ended June 30, 1998, representing an increase of $3.5 million or 11.0% over the six months ended June 30, 1997. This increase is primarily attributable to increased staffing to support higher sales volumes within the SLG and DLG and to increasing the allowance for doubtful accounts corresponding with increased sales levels, offset by decreases resulting from 1997 restructuring efforts. As a percentage of sales, SG&A was 17.7% for the first six months of 1998, a decrease of 0.6 percentage points over the same period of 1997.

RESEARCH AND DEVELOPMENT EXPENSES were $6.0 million for the first half of 1998, an increase of $1.9 million compared to $4.2 million for the same period of 1997. These increases are the result of increased development activities in the SLG and DLG, as well as the additions of SAI and Gagnon.

WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS was
$2.7 million in the first half of 1998 as described in the comparison of the quarter ended June 30, 1998 to the quarter ended June 30, 1997.

RESTRUCTURING COSTS totaling $15.3 million were recorded in the first half of 1997 as described in the comparison of the quarter ended June 30, 1998 to the quarter ended June 30, 1997.

OTHER INCOME, net was $495,000 for the six months ended June 30, 1998, compared to $7,000 for the six months ended June 30, 1997. This increase of $488,000 is almost entirely attributable to income recognized from the proceeds of a life insurance settlement in the first quarter of 1998.

OPERATING INCOME (LOSS) for the first six months of 1998 was income of $7.8 million compared to a loss of $9.1 million in the first half of 1997. However, excluding non-recurring charges of $2.7 million resulting from the write-off of purchased in-process research and development costs and 1997 restructuring charges of $15.3 million, operating income would have been $10.5 million and $6.2 million for the six months ended June 30, 1998 and 1997, respectively. After exclusions, same store operating income for the six months ended June 30, 1998 increased $3.9 million, or 62.8% compared to operating income after exclusions for the six months ended June 30, 1997. As a percentage of sales, and excluding such non-recurring charges, same store operating income increased to 5.1% in the first six months of 1998 compared to 3.6% for the same period of 1997. The increase in operating income reflects the various factors described above.

INTEREST EXPENSE was $6.7 million in the first half of 1998 as compared to $7.0 million in the first half of 1997. This decrease is primarily attributable to decreased borrowings under the Company's working capital facility.

INCOME TAX EXPENSE (BENEFIT) was expense of $878,000 for the six months ended June 30, 1998, representing an increase of $6.3 million from the $5.4 million tax benefit for the first half of 1997. The significant differences between the effective tax rate on income (loss) before income taxes and the expected statutory rates are attributable to the non-deductibility of expenses related to the write-off of purchased in-process research and development costs and the amortization of goodwill.

NET INCOME was $190,000 for the six months ended June 30, 1998, an increase of $10.9 million from the six months ended June 30, 1997, as a result of the various factors described above.

LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES. During the six months ended June 30, 1998 and 1997, cash provided by (used for) operating activities was $14.9 million and ($8.1) million, respectively. This
$23.0 million year-over-year improvement is primarily attributable to: the significant year-over-year improvement in profitability; lower bonus and profit sharing payments; lower project costs in 1998 as compared to the significant use of cash to fund project overrun levels experienced in the first half of 1997; the realization of 1997 tax benefits in 1998 and an overall improvement in the management of working capital. First quarter funding of annual profit sharing plan contributions, incentive compensation and bonus plans, disproportionate tax withholding requirements and certain professional services historically have resulted in a significant use of cash in the first quarter.

CASH FLOW FROM INVESTING ACTIVITIES. Capital expenditures for each of the six months ended June 30, 1998 and 1997 were $3.0 million. Management anticipates that current year capital expenditures (including McHugh for the full year) will approximate $7.8 million. See Note 7 to Consolidated Financial Statements for discussion of the spin-off of McHugh. See Note 3 to Consolidated Financial Statements for discussion of the acquisitions of SAI and Gagnon in the second quarter of 1998.

CASH FLOW FROM FINANCING ACTIVITIES. Net borrowings decreased by $6.3 million and increased by $10.9 million in the six months ended June 30, 1998 and 1997, respectively. The increase in borrowings in the first half of 1997 was primarily used to fund operating activities, while the year over year decrease primarily reflects the significant improvement in cash provided by operating activities.

ONGOING CASH FLOWS FROM OPERATIONS. The Company believes that its funds from operations, together with available funds under its existing credit facility, will be sufficient to meet its currently anticipated operating, debt service and capital expenditure requirements, including capital requirements related to potential acquisitions, although no significant acquisitions are pending or contemplated. See Note 7 to the Consolidated Financial Statements for a discussion of certain strategic matters involving the Company.

BACKLOG. As of June 30, 1998 the Company had a backlog of $160.8 million, as compared to $163.6 million and $143.7 million as of June 30, 1997 and December 31, 1997, respectively. The Company's backlog is based upon firm customer commitments that are supported by purchase orders, other contractual documents and cash payments. While the level of backlog at any particular time may be an indication of future sales, it is not necessarily indicative of the Company's future operating performance. Additionally, certain backlog orders may be subject to cancellation in certain circumstances. The Company believes that substantially all orders in backlog at June 30, 1998 will be shipped within one year.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  No exhibits are required to be filed herewith.

         (b) No current reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALVEY SYSTEMS, INC.



                                          /s/ J.A. Sharp
                                   -------------------------------------
Date:  August 11, 1998                     James A. Sharp
                                   Secretary and Senior Vice President, Finance
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)