Form 10-Q
period 1998-09-30
ALVEY SYSTEMS INC
filed 1998-11-13
CIK 1011066

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

    X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -------   Exchange Act of 1934.

For the quarterly period ended September 30, 1998.

           Transition report pursuant to Section 13 or 15(d) of the Securities
 -------   Exchange Act of 1934.

For the transition period from __________________ to ___________________

                         Commission File Number 333-2600

                               ALVEY SYSTEMS, INC.

                              9301 Olive Boulevard
                               St. Louis, MO 63132
                                 (314) 993-4700

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

The number of shares of common stock outstanding at October 31, 1998 was 1,000 shares.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                                      INDEX

                                                                               Page
                                                                              Number
Part I - Financial Information

         Item 1.  Financial Statements

                  Consolidated Statement of Operations -
                  three and nine months ended September 30, 1998
                  (Unaudited) and 1997 (Unaudited)                             3

                  Consolidated Balance Sheet - September 30, 1998
                  (Unaudited) and December 31, 1997                            4

                  Consolidated Statement of Cash Flows nine months
                  ended September 30, 1998 (Unaudited)
                  and 1997 (Unaudited)                                         5-6

                  Consolidated Statement of Net Investment
                  of Parent for the nine months ended September 30,
                  1998 (Unaudited)                                             7

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                                  8-15

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                15-24


Part II - Other Information

         Item 6.  Exhibits and Reports on Form 8-K                             24

Signature                                                                      25

PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                SEPTEMBER 30,                             SEPTEMBER 30,
                                                          1998              1997                  1998               1997
                                                    --------------     --------------        --------------    ---------------
Net sales                                            $     73,410       $     78,152          $    228,909      $     221,579
Cost of goods sold                                         53,003             60,116               170,541            173,096
                                                    --------------        -----------           -----------       ------------
    Gross profit                                           20,407             18,036                58,368             48,483

Selling, general and administrative expenses               14,277             12,722                40,563             37,676
Research and development expenses                           1,235                709                 3,510              2,308
Restructuring costs                                             -                  -                     -             11,334
Amortization expense                                          204                282                   699                851
Operating loss (income) from divested operations            2,180             (1,591)                3,810               (546)
Other income, net                                              44                 51                   539                 33
                                                    --------------        -----------           -----------       ------------
     Operating income (loss)                                2,555              5,965                10,325             (3,107)

Interest expense                                            3,222              3,409                 9,924             10,384
                                                    --------------        -----------           -----------       ------------
Income (loss) before income taxes                            (667)             2,556                   401            (13,491)

Income tax expense (benefit)                                  914                826                 1,792             (4,547)
                                                    --------------     --------------           -----------       ------------
Net income (loss)                                    $     (1,581)      $      1,730          $     (1,391)     $      (8,944)
                                                    --------------     --------------           -----------       ------------
                                                    --------------     --------------           -----------       ------------


          See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                                                 1998             1997
                                                                                              (UNAUDITED)
                                                                                      -------------------   -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                            $       3,162       $       2,760
   Receivables:
     Trade (less allowance for doubtful accounts of $692 and  $1,272, respectively)            28,506              38,754
     Unbilled and other                                                                         2,672               7,340
   Accumulated costs and earnings in excess of billings on uncompleted contracts                4,766              11,667
   Inventories:
     Raw materials                                                                             14,177              14,297
     Work in process                                                                            4,296               2,881
   Deferred income taxes                                                                        9,799              10,608
   Net assets of divested operations                                                           20,643              17,968
   Prepaid expenses and other assets                                                            1,339                 868
                                                                                       ---------------      --------------

     Total current assets                                                                      89,360             107,143

Property, plant and equipment, net                                                             30,990              31,290
Other assets                                                                                    5,949               6,814
Goodwill, net                                                                                  19,967              20,572
                                                                                       ---------------      --------------

                                                                                        $     146,266       $     165,819
                                                                                       ---------------      --------------
                                                                                       ---------------      --------------

LIABILITIES AND NET INVESTMENT OF PARENT
Current liabilities:
   Current portion of long-term debt                                                    $         241       $         274
   Accounts payable                                                                            18,654              27,279
   Accrued expenses                                                                            33,962              37,664
   Customer deposits                                                                            3,912               7,105
   Billings in excess of accumulated costs and earnings on uncompleted contracts               25,449              21,986
   Deferred revenues                                                                            1,590               1,483
   Taxes payable                                                                                1,104                 833
                                                                                       ---------------      --------------

     Total current liabilities                                                                 84,912              96,624

Long-term debt                                                                                100,525             106,930
Other long-term liabilities                                                                     8,653               8,777
Deferred income taxes                                                                           2,102               2,016

Commitments and contingencies (Note 7)

Net investment of Parent                                                                      (49,926)            (48,528)
                                                                                       ---------------      --------------

                                                                                        $     146,266       $     165,819
                                                                                       ---------------      --------------
                                                                                       ---------------      --------------

          See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                             1998                   1997
                                                                       ---------------       -----------------
OPERATING ACTIVITIES:
     Net income (loss), excluding operating income (loss)
        from divested operations                                       $        2,419          $       (9,490)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used for) operating activities:
          Depreciation                                                          3,198                   2,753
          Amortization                                                            699                     851
          Operating activities of divested operations                            (862)                   (671)
          Other                                                                     -                     248
          Deferred taxes, net of effect of acquisitions                           895                  (4,230)
          (Increase) decrease in assets, excluding effect
            of acquisitions and divested operations:
             Receivables                                                       14,916                   2,105
             Accumulated costs and earnings in excess of
                 billings on uncompleted contracts                              6,901                   1,907
             Inventories                                                       (1,295)                   (660)
             Other assets                                                         300                     852
          (Decrease) increase in liabilities, excluding
            effect of acquisitions and divested operations:
             Accounts payable                                                  (8,625)                 (5,643)
             Accrued expenses                                                  (3,702)                   (254)
             Customer deposits                                                 (3,193)                 (4,930)
             Billings in excess of accumulated costs and
                earnings on uncompleted contracts                               3,463                   6,609
             Deferred revenues                                                    107                     303
             Taxes payable                                                        271                    (674)
             Other liabilities                                                     26                   2,064
                                                                       ---------------       -----------------

                  Net cash provided by (used for) operating activities         15,518                  (8,860)
                                                                       ---------------       -----------------

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                (2,898)                 (2,487)
     Investing activities of divested operations                               (5,623)                 (2,020)
     Other                                                                       (150)                   (569)
                                                                       ---------------       -----------------

          Net cash used for investing activities                               (8,671)                 (5,076)
                                                                       ---------------       -----------------

                                   (continued)
          See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                        1998                    1997
                                                                  ---------------       -----------------
FINANCING ACTIVITIES:
     Proceeds of borrowings                                               42,350                  79,325
     Payments of debt and capital leases                                 (48,788)                (68,138)
     Net contributions from (to) Parent                                       (7)                   (128)
                                                                  ---------------       -----------------

          Net cash provided by (used for) financing activities            (6,445)                 11,059
                                                                  ---------------       -----------------

     Net increase (decrease) in cash and cash equivalents                    402                  (2,877)

     Cash and cash equivalents, beginning of period                        2,760                   4,540
                                                                  ---------------       -----------------

     Cash and cash equivalents, end of period                     $        3,162          $        1,663
                                                                  ---------------       -----------------
                                                                  ---------------       -----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for:
        Interest on financings                                    $       12,003          $       12,440
        Income taxes                                                         517                   1,532



          See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF NET INVESTMENT OF PARENT
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


FOR THE NINE MONTHS ENDED                                         NET INVESTMENT
SEPTEMBER 30, 1998                                                  OF PARENT
Balance December 31, 1997                                      $          (48,528)
      Net income                                                           (1,391)
      Net contributions to Parent                                              (7)
                                                               -------------------

Balance September 30, 1998                                     $          (49,926)
                                                               -------------------
                                                               -------------------

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

2.        PRINCIPLES OF CONSOLIDATION, EARNINGS PER SHARE INFORMATION

          Alvey is a wholly-owned subsidiary of Pinnacle Automation, Inc. ("Pinnacle" or "Parent"). Pinnacle does not have any operations or assets other than its investment in Alvey. The Company's financial statements include the accounts of Alvey and Alvey's wholly-owned subsidiaries: McHugh Software International, Inc. ("McHugh") and its wholly-owned subsidiaries, Weseley Software Development Corp. ("Weseley" or "WSDC"), Software Architects, Inc. ("SAI") and Gagnon & Associates, Inc. ("Gagnon"); Busse Bros., Inc. ("Busse"); The Buschman Company ("Buschman"); White Systems, Inc. ("White"); and Real Time Solutions, Inc. ("RTS"). All significant intercompany transactions, which primarily consist of sales, have been eliminated. See footnote 8 for discussion of the spin-off of McHugh and its subsidiaries which was effected on October 27,1998.

          Given the Company's historical organization and capital structure, earnings per share information is not considered meaningful or relevant and has not been presented in the accompanying unaudited consolidated financial statements or notes thereto.

3.        ACQUISITIONS

          SAI ACQUISITION

          On April 1, 1998, McHugh purchased all of the outstanding capital stock of SAI for $1.5 million in cash. The acquisition was financed through the Company's working capital facility. In addition, subject to their continued employment, certain employees of SAI have an opportunity to earn stay bonuses in the aggregate of $1,125,000 per year for each of the next four years. At closing, McHugh also granted options to purchase an aggregate number of shares of the common stock of McHugh equal to 1.5% of the common stock of McHugh. Additional options in an aggregate amount corresponding to 0.5% of the common stock of McHugh will be awarded to certain SAI employees on the first through the fourth anniversaries of the acquisition date, commencing April 1, 1999. The exercise price of all such options is equal to the fair market value of the common stock of McHugh on the option grant date. The options vest ratably over four years, expire on the eighth anniversary of the date of grant and are only exercisable upon the occurrence of certain trigger events set forth in the option agreements. The excess of the cost of the acquisition over the estimated fair value of net assets acquired (including purchased in-process research and development, as further described below) of $149,000 was recorded as goodwill and is being amortized over a period of five years. The consolidated financial statements of the Company include the results of operations and cash flows of SAI from its date of acquisition.

          On a preliminary basis, $1.0 million of the SAI purchase price was allocated to in-process research and development costs at the date of acquisition and was recorded as a write-off of purchased in-process research and development during the second quarter of 1998. An independent appraisal to finalize the value of the in-process research and development is being conducted and may result in a purchase accounting adjustment. Any change in the value assigned to in-process research and development is expected to correspondingly adjust the amount of goodwill from the SAI acquisition.

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

          On a preliminary basis, $1.7 million of the Gagnon purchase price was allocated to in-process research and development costs at the date of acquisition and was recorded as a write-off of purchased in-process research and development during the second quarter of 1998. An independent appraisal to finalize the value of the in-process research and development is being conducted and may result in a purchase accounting adjustment. Any change in the value assigned to in-process research and development is expected to correspondingly adjust the amount of goodwill from the Gagnon acquisition.

          The pro-forma results of the Company would not have been materially different had either or both of the SAI and Gagnon acquisitions taken place on January 1, 1998 or 1997, respectively. Accordingly, pro forma financial information for the SAI and Gagnon acquisitions is not presented.

          As described in footnote 8 herein, McHugh and its subsidiaries, including SAI and Gagnon, were spun-off by Alvey to Pinnacle and from Pinnacle to its common stockholders on October 27, 1998. The operating results, including the write-offs of purchased in-process research and development described above, and net assets of McHugh and its subsidiaries are recorded in the statement of operations as operating loss (income) from divested operations and in the balance sheet as net assets of divested operations, respectively.


4.        RESTRUCTURING CHARGES

          During the second quarter of 1997, the Company established a restructuring reserve which included costs to discontinue offering certain proprietary systems software products at one subsidiary, to reorganize and reduce the size of the Company's corporate organization and to restructure and streamline the executive and marketing functions at McHugh. Costs to discontinue certain proprietary software products consisted primarily of costs to complete certain projects incorporating this software, payroll and facility charges during the phase-out of the product, severance charges, sales returns and allowances (relative to prior period sales) anticipated as a result of the discontinuance, the write-off of assets that became obsolete or slow-moving as a result of the discontinuance and other miscellaneous restructuring costs. The corporate reorganization and McHugh reorganization charges are primarily severance costs. The 1998 year-to-date reduction of accrued restructuring costs consisted primarily of the recording of payroll and facility costs associated with the discontinued software products, costs to complete projects involving the discontinued products, severance, sales allowances and other costs. It is anticipated that costs accrued as restructuring by non-divested operations will be fully paid by December 31, 1999 and costs accrued as restructuring by divested operations will be fully paid by April 30, 2004. Costs relative to the McHugh reorganization (included in the table below) are included in net assets of divested operations in the consolidated balance sheet of the Company. (See footnote 8.)

          The following table displays a roll-forward of the liabilities, both current and long- term, for restructuring from December 31, 1997 to September 30, 1998 (unaudited) (in thousands):

                                          DECEMBER 31,                        SEPTEMBER 30,
                                             1997            REDUCTIONS/           1998
                TYPE OF COST                BALANCE           PAYMENTS           BALANCE
                --------------         -----------------  -----------------  ----------------
                Costs to discontinue
                   product offerings              $2,922         ($2,376)               $546
                Corporate
                   reorganization                  1,416            (772)                644
                McHugh
                   reorganization                  3,204            (807)              2,397
                                       -----------------  -----------------  ----------------
                Total                             $7,542         ($3,955)             $3,587
                                       -----------------  -----------------  ----------------
                                       -----------------  -----------------  ----------------

5.       SUPPLEMENTAL BALANCE SHEET INFORMATION

         Accrued expenses include the following (in thousands):

                                                                    SEPTEMBER 30,         DECEMBER 31,
                                                                        1998                 1997
                                                                     (UNAUDITED)
                                                                --------------------    ------------------
                 Project expenses                                      $5,838                  $6,651
                 Bonuses, incentives and profit sharing                 7,859                   7,829
                 Wages and salaries                                     2,561                   2,024
                 Vacation and other employee costs                      7,128                   7,021
                 Interest expense                                       1,961                   4,867
                 Restructuring costs, current portion                     957                   3,627
                 Other expenses                                         7,658                   5,645
                                                                    ----------              ----------
                                                                      $33,962                 $37,664
                                                                    ----------              ----------
                                                                    ----------              ----------

6.        LONG-TERM DEBT

          Effective October 27, 1998, the Company's $30 million revolving credit facility was amended to (i) allow the spin-off of McHugh as described in footnote 8, (ii) allow a $10 million increase in the commitment amount of the facility within 60 days of the amendment with certain restrictions, and (iii) amend certain debt covenants. At September 30, 1998, the Company was in compliance with such covenants as amended. As of the date of this filing, the Company has not increased the commitment amount under the revolving credit facility. Debt issuance costs approximating $618,000 were incurred in amending the revolving credit facility at October 27, 1998 and will be amortized with certain other costs over the life of the remaining facility. Unamortized costs incurred in 1996 with the original issuance of the revolving credit facility total $332,000. These costs, net of applicable income tax benefits of $133,000, will be written off during the fourth quarter of 1998 and accounted for as an extraordinary loss.


          In connection with the spin-off of McHugh on October 27, 1998, as described in footnote 8, the holders of Alvey's Senior Subordinated Notes due 2003 (the "Notes") consented to an amendment of the indenture for the Notes to, among other things, (i) permit the spin-off of McHugh, (ii) permit Alvey to increase borrowings under the revolving credit facility by $10 million, and (iii) make modifications to certain covenants. Alvey and the trustee for the bondholders entered into the First Supplemental Indenture evidencing such terms on September 30, 1998. To obtain the consent of its bondholders, Alvey agreed to, among other things, (i) pay a consent premium of $46.00 in cash for each $1,000 principal amount of Notes for which a consent was properly delivered prior to the expiration of the consent solicitation (approximately $4.6 million) and (ii) immediately after the consummation of the spin-off, commence an offer to all of its bondholders, on a pro rata basis, to purchase up to $30 million in aggregate principal amount of the Notes at a cash purchase price equal to 113% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the date of purchase (approximately $33.9 million in total assuming the tender, acceptance and repurchase of $30 million of Notes). In connection with obtaining bondholder consent, the Company incurred other expenses totaling $518,000. The consent premium, the premium on the Notes repurchased and other expenses incurred (approximating $9.0 million) along with the write-off of unamortized costs remaining from the original indenture totaling $4.1 million, will be recorded as an extraordinary loss, less related tax benefits of $5.2 million, in the fourth quarter of 1998. Debt issuance costs incurred related to the indenture amendment totaling $1.6 million will be amortized over the remaining term of the Notes.

7.        COMMITMENTS AND CONTINGENCIES

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

          On January 13, 1998, Mitchell J. Weseley, former President and Chief Executive Officer of WSDC, commenced an arbitration in Connecticut Superior Court against WSDC alleging breach of contract and violation of the Connecticut Unfair Trade Practices Act ("CUTPA"). On January 28, 1998, WSDC filed counterclaims against Mr. Weseley principally alleging that he had breached his contractual obligations and fiduciary duty to WSDC by soliciting WSDC employees to resign from WSDC, by disparaging the management of Pinnacle and McHugh and by breaching the terms of a covenant not to compete contained in Mr. Weseley's employment contract. Arbitration proceedings concluded on June 3, 1998 and on August 31, 1998, a decision was rendered in the arbitration hearings in favor of Mr. Weseley. McHugh has resumed payments to Mr. Weseley of his salary, bonus and benefits, of which future payments will total approximately $2.4 million. The liability for such payments is recorded in the restructuring accrual related to the McHugh reorganization as discussed in footnote 4 above. Damages, if any, will be determined by the arbitrator either ex parte or as part of a second hearing. To the extent such amounts paid pursuant to judgements related to lawsuits with Mr. Weseley exceed $3.4 million, Alvey has agreed to pay any such excess liability up to a maximum of $4 million, and McHugh has agreed to deliver a promissory note evidencing McHugh's obligation to repay Alvey any amounts so paid by Alvey.

          On April 16, 1998, Mannesmann Dematic Rapistan Corp. ("Rapistan") filed suit against Buschman in the United States District Court for the Western District of Michigan alleging infringement of three Rapistan patents relating to Buschman induction systems (the "Rapistan Dispute"). Rapistan is seeking to permanently enjoin Buschman from infringing those patents and both compensatory and treble damages. The Company believes Rapistan's claims are without merit and intends to vigorously defend this action. Related to Buschman's counterclaims and affirmative defenses raised in this litigation, on June 5, 1998 the Company filed a separate suit against Mannesmann Corporation ("Mannesmann") in the United States District Court for the Southern District of New York on the basis of the representations, warranties and disclosure obligations of Mannesmann with respect to the patents subject to the Rapistan Dispute at the time the Company acquired Buschman from Mannesmann in 1992. Pursuant to the spin-off as discussed in footnote 8, Pinnacle and the Company have agreed to indemnify certain parties (primarily McHugh) for any and all liabilities arising from the Rapistan Dispute whether arising prior to, concurrent with or after the spin-off.

8.        SUBSEQUENT EVENT

          On October 27, 1998, the Company effected a spin-off of the common stock of McHugh to Pinnacle's stockholders (after an initial spin-off of such stock from the Company to Pinnacle). Subsequent to the spin-off and a sale of a minority interest in McHugh for $50 million in cash, Alvey received a cash payment from McHugh of approximately $36.6 million representing the repayment of McHugh's intercompany debt to Alvey totaling approximately $35.9 million on the date of the spin-off and the payment of a tax free dividend from McHugh to Alvey of approximately $722,000. The amounts of intercompany debt at the date of closing and the tax free dividend are preliminary, subject to adjustment based on the audit of McHugh's closing balance sheet. As discussed in footnote
          6, Alvey will use $33.9 million of the proceeds to repurchase $30 million of its Notes at a premium of $3.9 million. Such payment is expected to occur in November 1998. As a part of these transactions, the holders of Pinnacle Series A, Series B and Series C Preferred Stock (collectively, the "Pinnacle Preferred Stock") exchanged Pinnacle Preferred Stock with a liquidation preference of $18.6 million for $26.5 million of newly created classes of common stock of McHugh. A portion of the original issuance costs of the Pinnacle Preferred Stock approximating $659,000, net of applicable tax benefits, will be recorded as an extraordinary loss in the fourth quarter of 1998.

          In connection with the spin-off and related transactions, two affiliates of Pinnacle were paid consulting fees totaling $1.3 million for their services. Vestar Capital Partners ("Vestar") and Mammoth Capital, Inc. received $900,000 and $400,000 in fees, respectively, for services rendered to Pinnacle and Alvey pursuant to existing consulting agreements. In addition, pursuant to an agreement between Vestar and the placement agent for a minority investment in McHugh, which was consummated immediately after the spin-off, Vestar received $500,000 of the fee payable by McHugh to the placement agent for additional services Vestar rendered to McHugh. This fee was paid by McHugh to Vestar after the spin-off was consummated.

          The Company also expects to record a non-recurring, non-operating charge to income approximating $1.2 million relative to costs of the McHugh spin-off.

          The operating loss (income) of McHugh is reflected in the Company's consolidated statement of operations as operating loss (income) from divested operations for the three and nine months ended September 30, 1998 and 1997. The net assets of McHugh are reflected in the Company's consolidated balance sheet as net assets of divested operations at September 30, 1998 and December 31, 1997. Primary components of the operating income (loss) from divested operations and net assets of divested operations are reflected below.

Operating income (loss) from divested operations for the three and nine months ended:

                                                            Three months ended              Nine months ended
                                                              September 30,                   September 30,
                                                           1998            1997            1998           1997
                                                        -----------     -----------     -----------    ------------
                                                               (unaudited)                     (unaudited)
           Net sales                                      $19,804         $17,715         $64,548        $48,771
           Cost of goods sold                              14,607          10,945          44,993         29,267
                                                        -----------     -----------    ------------   ------------
               Gross profit                                 5,197           6,770          19,555         19,504

           Selling, general and administrative
               expenses                                     4,919           3,495          14,140         10,519
           Research and development
               expenses                                     2,282           1,618           6,046          4,185
           Write-off of purchased research
               and development costs                           -               -            2,700             -
           Restructuring costs                                 -               -              -            3,950
           Amortization expense                               176             132             479            395
           Other income, net                                   -               66             -               91
                                                        -----------     -----------    ------------   ------------
               Operating income (loss) from
                    divested operations                 $  (2,180)         $1,591        $ (3,810)          $546
                                                        -----------     -----------    ------------   ------------
                                                        -----------     -----------    ------------   ------------


         Net assets of divested operations at:

                                                          September 30         December 31,
                                                              1998                 1997
                                                        ------------------   ------------------
                                                           (unaudited)
           Current assets                                      $26,827              $24,470
           Property, plant and equipment, net                    5,586                4,169
           Goodwill, net                                         4,914                4,579
           Other assets                                          2,574                1,982

           Less:
           Current liabilities                                  16,320               13,404
           Other liabilities                                     2,938                3,828
                                                        ------------------   ------------------
           Net assets of divested
                operations                                     $20,643              $17,968
                                                        ------------------   ------------------
                                                        ------------------   ------------------

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

GENERAL

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Alvey Systems, Inc. for the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The Company has historically served its major markets through three groups. The Consumer Products Group ("CPG"), which is comprised of Alvey and Busse, serves the food, beverage and manufacturing sector of the Company's market. The Distribution Logistics Group ("DLG"), which is comprised of Buschman, White and RTS, serves the distribution logistics market. McHugh and its subsidiaries Weseley, SAI and Gagnon provide logistics solutions for warehouse and transportation management needs and represent the third group. Effective October 27, 1998, McHugh and its subsidiaries were spun-off from Alvey as described in
Note 8 to the Consolidated Financial Statements. The operating results of McHugh for the three and nine months ended September 30, 1998 and 1997 have been reported as operating loss (income) from divested operations herein.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, net sales, categories of expenses and income data as a percentage of net sales.

                                                  Three months ended              Nine months ended
                                                     September 30,                  September 30,
                                                      (unaudited)                    (unaudited)
                                              ----------------------------    ---------------------------
                                                1998             1997           1998             1997
                                              -----------     ------------    -----------     -----------
Net sales                                       100.0%          100.0%         100.0%           100.0%
Cost of goods sold                               72.2            76.9           74.5             78.1
                                              -----------     ------------    -----------     -----------
    Gross profit                                 27.8            23.1           25.5             21.9
Selling, general & administrative
    expenses                                     19.4            16.2           17.7             17.0
Research & development
    expenses                                      1.7             0.9            1.5              1.0
Restructuring costs                                -               -             -                5.1
Amortization expense                              0.3             0.4            0.3              0.4
Operating loss (income) from
   divested operations                            3.0            (2.0)           1.7             (0.2)
Other income, net                                 0.1             0.1            0.2               -
                                              -----------     ------------    -----------     -----------
    Operating income (loss)                       3.5             7.7            4.5             (1.4)
Interest expense                                  4.4             4.4            4.3              4.7
                                              -----------     ------------    -----------     -----------
Income (loss) before income taxes                (0.9)            3.3            0.2             (6.1)
Income tax expense (benefit)                      1.3             1.1            0.8             (2.1)
                                              -----------     ------------    -----------     -----------
    Net income (loss)                            (2.2)%           2.2%          (0.6)%           (4.0)%
                                              -----------     ------------    -----------     -----------
                                              -----------     ------------    -----------     -----------

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1998 TO THE QUARTER ENDED SEPTEMBER 30, 1997

NET SALES were $73.4 million for the quarter ended September 30, 1998, a decrease of $4.7 million, or 6.1%, from net sales of $78.2 million for the quarter ended September 30, 1997. Sales levels at the CPG decreased $4.6 million, or 12.6%, in the third quarter of 1998 as compared to the third quarter of 1997, primarily due to lower demand for palletizers and systems product lines. Sales at the DLG were flat due to a four week strike during the third quarter of 1998.

NEW ORDER BOOKINGS were $58.2 million for the quarter ended September 30, 1998, a decrease of $13.3 million, or 18.6%, from the quarter ended September 30, 1997. The DLG experienced a $12.1 million, or 26.2%, decrease in bookings from the third quarter of 1997 to the third quarter of 1998. This decrease is primarily attributable to a high level of major systems bookings in the third quarter of 1997 as compared to the same period of 1998.

GROSS PROFIT was $20.4 million for the quarter ended September 30, 1998, an increase of $2.4 million, or 13.1%, over the quarter ended September 30, 1997. As a percent of sales, gross margins were 27.8% for the third quarter of 1998, an increase of
4.7 percentage points over the same period of 1997. Gross profit increases occurred at both the DLG and CPG, the DLG being the leader. Both groups experienced favorable project variances which resulted in cost underruns in the third quarter of 1998, as compared to overruns in the third quarter of 1997; and when combined with favorable product mix, produced a significant increase in margins. Favorable impacts were partially offset by decreases in volume, primarily attributable to a four week strike at Buschman which has ended, and lower demand at the CPG in recent months.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) were $14.3 million for the quarter ended September 30, 1998, an increase of $1.6 million, or 12.2%, over the quarter ended September 30, 1997. As a percentage of sales, SG&A expenses increased from 16.2% in the third quarter of 1997 to 19.4% in the third quarter of 1998. This increase is primarily attributable to increased payroll, incentive and related staffing costs, primarily at the DLG, where new direct sales offices have been established to support year-to-date higher sales volumes.

RESEARCH AND DEVELOPMENT EXPENSES were $1.2 million for the third quarter of 1998, an increase of $526,000 compared to $709,000 for the third quarter of 1997. This increase is primarily attributable to increased development activities at the DLG.

OPERATING LOSS (INCOME) FROM DIVESTED OPERATIONS was a loss of $2.2 million for the quarter ended September 30, 1998 compared to income of $1.6 million for the quarter ended September 1997. This decrease in operating income for McHugh is primarily attributable to a lower level of license revenue in the third quarter of 1998 as compared to the third quarter of 1997, combined with increasing SG&A and research and development expenses to support the growing infrastructure of McHugh.

OPERATING INCOME for the quarter ended September 30, 1998 was $2.6 million as compared to $6.0 million in the third quarter of 1997. Excluding operating loss (income) from divested operations in both years, operating income increased from $4.4 million in 1997 to $4.7 million in 1998, representing an 8.3% increase. As a percentage of sales, operating income excluding divested operations increased from 5.6% in the third quarter of 1997 to 6.5% for the comparable period in 1998. The increase in operating income is the result of the various factors described above.

INTEREST EXPENSE was approximately $3.2 million for the third quarter of 1998, a decrease of $187,000 from the third quarter of 1997. This decrease is primarily attributable to lower borrowing levels under Alvey's revolving credit facility.

INCOME TAX EXPENSE was $914,000 for the quarter ended September 30, 1998, an increase of $88,000 from $826,000 for the third quarter of 1997. The significant difference between the effective tax rate on income (loss) before income taxes and the expected statutory rates is attributable to the non-deductibility of expenses related to the amortization of goodwill.

NET INCOME (LOSS) was a loss of $1.6 million for the quarter ended September 30, 1998, as compared to income of $1.7 million for the quarter ended September 30, 1997. This decrease is attributable to the various factors discussed above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

NET SALES were $228.9 million for the nine months ended September 30, 1998, an increase of $7.3 million, or 3.3%, over net sales of $221.6 million for the nine months ended September 30, 1997. Increased volume levels in the first half of 1998 as compared to the first half of 1997, primarily at the DLG, have been partially offset by lower customer demand at the CPG and reduced volume, attributable to a four week strike at Buschman, in the third quarter of 1998 as compared to the third quarter of 1997.

NEW ORDER BOOKINGS were $232.7 million for the nine months ended September 30, 1998, a decrease of $12.0 million, or 4.9%, from the nine months ended September 30, 1997. A shortfall in bookings at the CPG was offset in part by increases at the DLG.

GROSS PROFIT was $58.4 million for the nine months ended September 30, 1998, an increase of $9.9 million, or 20.4%, over the nine months ended September 30, 1997. As a percentage of sales, gross profit for the first three quarters of 1998 was 25.5%, a 3.6 percentage point increase over the same period of 1997. Gross profit increases were particularly strong at the DLG and were primarily attributable to increased volume and productivity, but also due to the absence of $2.2 million of asset write-down and related non-recurring charges recorded in the second quarter of 1997. Gross profit increases at the DLG in 1998 were restrained by the impacts of a four week strike at Buschman, but continue to show increases over 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $40.6 million for the nine months ended September 30, 1998, an increase of $2.9 million or 7.7% over the nine months ended September 30, 1997. As a percentage of sales, SG&A was 17.7% for the first nine months of 1998, an increase of 0.7 percentage points from the same period of 1997. This increase is primarily attributable to increased staffing and bonuses, primarily at the DLG, where new direct sales offices have been established to support higher sales volumes.

RESEARCH AND DEVELOPMENT EXPENSES were $3.5 million for the first three quarters of 1998, $1.2 million higher than in the same period of 1997. This increase is primarily the result of increased development activities in the DLG.

RESTRUCTURING COSTS were $11.3 million for the first nine months of 1997 compared with zero for the same period of 1998. During the second quarter of 1997, the Board of Directors initiated a plan to reorganize and streamline the Company's corporate structure and to restructure certain business entities within Pinnacle. In connection with this plan, Stephen J. O'Neill, President of Alvey, was elected to the additional positions of President of Pinnacle and CEO of both companies. Christopher C. Cole, CEO of Buschman, was appointed to the newly created position of COO of Pinnacle. In addition, both Messrs. O'Neill and Cole were elected to the Boards of both Pinnacle and Alvey. Furthermore, the Board established management priorities as: (1) satisfactory completion and elimination of specific projects with continuing cost overruns primarily related to products which will be discontinued, (2) restructure or eliminate, when appropriate, products that are not strategic or profitable, (3) restructure and streamline the Company's corporate organization and (4) eliminate redundancies and streamline the organizational structure of McHugh by further consolidating the now divested operations of McHugh and Weseley. The restructuring charge included costs to discontinue offering certain proprietary systems software products at one subsidiary, to reorganize and reduce the size of the Company's corporate organization and to restructure and streamline the executive and marketing functions at McHugh. Costs to discontinue certain proprietary software products consisted primarily of costs to complete certain projects incorporating this software, payroll and facility charges during the phase-out of the product, severance charges, sales returns and allowances (relative to prior period sales) anticipated as a result of the discontinuance, the write-off of assets that became obsolete or slow-moving as a result of the discontinuance and other miscellaneous restructuring costs. The corporate reorganization and the McHugh reorganization charges were primarily severance costs. It is anticipated that costs accrued as restructuring by non-divested operations will be fully paid by December 31, 1999 and costs accrued as restructuring by divested operations will be fully paid by April 30, 2004. (See Note 4 to the Consolidated Financial Statements for further discussion.) Restructuring costs related to the McHugh restructuring of $4.0 million are classified in operating loss (income) from divested operations in the Consolidated Financial Statements.

OPERATING LOSS (INCOME) FROM DIVESTED OPERATIONS was a loss of $3.8 million for the first three quarters of 1998 as compared to income of $546,000 for the comparable period of 1997. This decrease is primarily attributable to a write off of $2.7 million in purchased research and development costs in the second quarter of 1998 related to the acquisitions of SAI and Gagnon, combined with a lower level of high-margin license fee revenues in 1998 and increasing SG&A and research and development costs to support McHugh's growing infrastructure. Those impacts were partially offset by the absence in 1998 of $4.0 million of restructuring charges that were recorded in 1997 (See explanation of restructuring costs above).

OTHER INCOME, NET was $539,000 for the nine months ended September 30, 1998, compared to $33,000 for the nine months ended September 30, 1997. This improvement of $506,000 is almost entirely attributable to income recognized from the proceeds of a life insurance settlement in the first quarter of 1998.

OPERATING INCOME (LOSS) for the first nine months of 1998 was income of $10.3 million compared to a loss of $3.1 million for the first three quarters of 1997. However, excluding 1997 non-recurring restructuring charges of $11.3 million and operating loss (income) from divested operations in both years, operating income increased from $7.7 million in 1997 to $14.1 million in 1998, representing an 84.0% increase. As a percentage of sales, operating income excluding non-recurring restructuring charges and divested operations increased from 3.5% in the first three quarters of 1997 to 6.2% for the comparable period in 1998. The increase in operating income reflects the various factors described above.

INTEREST EXPENSE was $9.9 million for the first three quarters of 1998, a $460,000, or 4.4%, decrease from $10.4 million of interest expense for the first three quarters of 1997. This decrease is primarily attributable to decreased borrowings under the Company's working capital facility.

INCOME TAX EXPENSE (BENEFIT) was expense of $1.8 million for the nine months ended September 30, 1998, an increase of $6.3 million from $4.5 million of tax benefit for the first three quarters of 1997. The significant differences between the effective tax rate on income (loss) before income taxes and the expected statutory rates are attributable to the non-deductibility of expenses related to the write-off of purchased research and development costs related to the divested operations and the amortization of goodwill.

NET LOSS was $1.4 million for the nine months ended September 30, 1998, an improvement of $7.6 million from the nine months ended September 30, 1997, as a result of the various factors described above.

LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES. During the nine months ended September 30, 1998, cash provided by operating activities was $15.5 million compared to cash used of $8.9 million for the first nine months of 1997. This $24.4 million year-over-year improvement is primarily attributable to: the significant year-over-year improvement in profitability; lower project costs in 1998 as compared to the significant use of cash to fund project overrun levels experienced in the first half of 1997; the realization of 1997 tax benefits in 1998; and an overall improvement in the management of working capital, offset in part by the payment of restructuring costs that were accrued in 1997. First quarter funding of annual profit sharing plan contributions, incentive compensation and bonus plans, disproportionate tax withholding requirements and certain professional services historically result in a significant use of cash in the first quarter.

CASH FLOW USED FOR INVESTING ACTIVITIES. Capital expenditures for the nine months ended September 30, 1998 and 1997, excluding divested operations, were $2.9 million and $2.5 million, respectively. For divested operations, capital expenditures were $2.2 million and $2.0 million for the three quarters ended September 30, 1998 and 1997, respectively. Management anticipates that current year capital expenditures, excluding divested operations, will approximate $4.0 million. See Note 3 to the Consolidated Financial Statements for discussions of the acquisitions (aggregate cash purchase price of $3.5 million) of SAI and Gagnon by McHugh in the second quarter of 1998. See Note 8 to the Consolidated Financial Statements for a discussion of the spin-off of McHugh and related investing activities that occurred subsequent to September 30, 1998.

CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES. Net borrowings decreased by $6.4 million and increased by $11.2 million in the nine months ended September 1998 and 1997, respectively. The increase in borrowings in the three quarters of 1997 was primarily used to fund operating activities while the year-over-year decrease primarily reflects the significant improvement in cash provided by operating activities. See Notes 6 and 8 to the Consolidated Financial Statements for a discussion of amendments to the revolving credit facility and the Notes and other financing activities related to the McHugh spin-off that occurred subsequent to September 30, 1998.

ONGOING CASH FLOWS FROM OPERATIONS. The Company believes that its funds from operations, together with available funds under the Company's existing credit facility, will be sufficient to meet its currently anticipated operating, debt service and capital expenditure requirements, including capital requirements related to potential acquisitions, although no significant acquisitions are pending or contemplated. See Note 8 to the Consolidated Financial Statements for a discussion of the spin-off of McHugh.

BACKLOG. As of September 30, 1998, excluding divested operations, the Company had a backlog of $121.4 million, as compared to $126.0 million and $118.4 million as of September 30, 1997 and December 31, 1997, respectively. The Company's backlog is based upon firm customer commitments that are supported by purchase orders, other contractual documents and cash payments. While the level of backlog at any particular time may be an indication of future sales, it is not necessarily indicative of the Company's future operating performance. Additionally, certain backlog orders may be subject to cancellation in certain circumstances. The Company believes that virtually all orders in backlog at September 30, 1998 will be shipped within one year.

YEAR 2000. The Company utilizes computer information systems to internally record and track information, as well as interact with customers, suppliers, financial institutions and other organizations. The Company also incorporates software and computerized functions in products throughout the Company. The Company has appointed a Director of Year 2000 Issues to coordinate and lead the Year 2000 ("Y2K") project. Each Alvey subsidiary has appointed a Year 2000 Coordinator who reports to the Director of Year 2000 and will lead the Y2K effort for that subsidiary. Additionally, the Company has selected a law firm to consult on Y2K issues.

The Company has established a corporate definition of Y2K Readiness, and incorporated it into a position statement now being used in response to customers' Y2K inquiries as well as in new business proposals. The Company has also developed and presented to all subsidiaries a Year 2000 Plan Outline which is being used as a guide, by each company, to develop individual, detailed Y2K Readiness plans. The Director of Year 2000 has visited all but one of the subsidiaries to review issues and analyze the current status of such. Drafts of engineering guidelines have been issued to all subsidiaries to be used in the development of future systems. Year 2000 Coordinators have each prepared drafts of their detailed plans and are nearing completion of the final versions.

These plans are, in general, based on a five phase resolution process that includes Phase I (Awareness), Phase II (Assessment), Phase III (Renovation), Phase IV (Validation) and Phase V (Contingency Planning). Company systems have been separated into three areas: 1) internal, 2) business partners and 3) external customers. These areas have been subdivided to address specific issues with: A) internally engineered systems, B) purchased systems and C) embedded systems. Phase I is nearing completion at all companies. The companies are in varying stages of completion of Phase II, but generally are approximately 70% complete with this phase. All assessments are planned to be complete by the end of 1998. As a result of early Phase II findings, Phase III work is underway and while each subsidiary has unique issues, on average the Company believes it is approximately 40% - 50% complete with this phase. It is planned that all renovation work will be completed by the end of the first quarter of 1999. There has been minimal effort to date on Phase IV; however, some testing of manufacturing systems, internally engineered systems and computers has been successfully completed. Completion of all testing is planned for June 1999. This will provide the second half of 1999 for re-testing and unanticipated renovations. Phase V (Contingency Planning) has not commenced but is planned for completion by the end of the third quarter of 1999.

Alvey and its subsidiaries are actively pursuing compliance statements from suppliers and business partners. The companies plan to have compiled detailed information regarding all of its significant suppliers and business partners by December 1998. In addition, the companies are testing newly purchased significant hardware and software systems in an effort to ensure their Year 2000 compliance.

As the Company has not yet completed Phase II of the Y2K process, the costs of the Year 2000 project cannot be accurately quantified at this time. Preliminary estimates indicate that costs incurred in 1998 will exceed $500,000 and that costs to be incurred in 1999 will exceed 1998 levels.

Alvey is dependent upon its own internal computer technology, relies upon timely performance by its business partners and provides computerized functions to customers. A large-scale internal Year 2000 failure could, while believed to be remote, impair the Company's ability to timely deliver products and services to our customers, resulting in potential lost sales opportunities and additional expenses. Significant computer failures by critical vendors could disrupt the Company's ability to produce and timely deliver products or services. However, given the nature of the products and services provided, the Company believes any such disruption can be minimized through the utilization of readily available alternative sources. In the event computerized functions provided by Alvey to its customers encounter a Year 2000 failure, those customers may look to Alvey to provide assistance or services. A large scale failure could exceed the Company's ability to timely respond to the needs of these customers, resulting in additional expenses and potential loss of customers. The Company's Year 2000 program seeks to identify and minimize this risk and includes testing of its systems to ensure, to the extent feasible, all such systems will function properly before and after the Year 2000. Alvey is continually refining its understanding of the risks posed by the Year 2000, and will continue to do so throughout 1998 and 1999.

While no assurances can be given, because of Alvey's extensive efforts to formulate and carry-out an effective Year 2000 program, the Company believes its program will be completed on a timely basis and should effectively minimize disruption to Alvey's operations due to Year 2000 issues and that such issues will not have a material adverse effect on the Company's consolidated results of operation.


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 10.1 Agreement, dated as of June 1, 1998, between Vestar Capital Partners and Pinnacle Automation, Inc.

         (b) The Company filed a Current Report on Form 8-K on July 27, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ALVEY SYSTEMS, INC.




                                /s/ J. A. Sharp
                                --------------------------------------------
Date: November 13, 1998         James A. Sharp
                                Secretary and Senior Vice President, Finance
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)