Form 10-K405
period 1998-12-31
ALVEY SYSTEMS INC
filed 1999-03-26
CIK 1011066

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended  December 31, 1998

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from __________ to __________

Commission file number 333-2600

                               ALVEY SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Delaware                                   43-0157210
(STATE OR OTHER JURISDICTION                     (I.R.S. EMPLOYER
    OF INCORPORATION OR                       IDENTIFICATION NUMBER)
        ORGANIZATION)

           9301 Olive Blvd.
          St. Louis, Missouri                           63132
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (314) 993-4700

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                          ON WHICH REGISTERED

             None                                           None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K (229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is zero as all of the outstanding shares of the Company's Common Stock, $0.01 par value per share (the "Common Stock"), are held by Pinnacle Automation, Inc., a Delaware corporation.

     The number of shares of Common Stock outstanding on March 26, 1999 was 1,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  None

===============================================================================

PART I.......................................................................1

       ITEM  1. BUSINESS.....................................................1
       ITEM  2. PROPERTIES...................................................8
       ITEM  3. LEGAL PROCEEDINGS............................................8
       ITEM  4. SUBMISSION OF MATTERS TO
                  A VOTE OF SECURITY HOLDERS.................................9

PART II......................................................................9

       ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS............................9
       ITEM  6. SELECTED FINANCIAL DATA......................................9
       ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS................................................12
       ITEM  8. FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA........................................21
       ITEM  9. CHANGE IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE ...............................................22

PART III................................................................... 22

       ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                 OF THE REGISTRANT..........................................22
       ITEM 11. EXECUTIVE COMPENSATION......................................25
       ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT...........................27
       ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS..............................................28

PART IV  ...................................................................30

       ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K...................................30

                                    PART I
ITEM 1.       BUSINESS

OVERVIEW

     Alvey Systems, Inc., a Delaware corporation ("Alvey", or the "Company") and a wholly-owned subsidiary of Pinnacle Automation, Inc., a Delaware corporation ("Pinnacle"), together with its three operating subsidiaries, is a leading provider of automated materials handling systems for manufacturing plants, warehouses and distribution centers. The Company's proprietary systems combine palletizers, depalletizers, conveyors, carousels, sorters and other equipment manufactured by the Company with advanced software and controls designed by the Company. These horizontally integrated systems automate the physical acts of loading, unloading, sorting and transporting materials and, in addition, collect data, analyze information and provide real-time feedback on equipment and systems performance and materials processing. Approximately 52% of the Company's net sales in 1998 were derived from the manufacture and sale of equipment. The other 48% of revenues were a result of system and product service, including engineering, after-market support, resale of purchased products, system installation and system integration.

     The Company's sales have increased from $138.8 million in 1993 to $299.7 million in 1998, while earnings before interest, taxes, depreciation and amortization ("EBITDA") increased from $9.2 million to $24.6 million over the same period. At December 31, 1998, the Company's backlog was $99.4 million. The principal factors contributing to the growth in sales and improvement in operating performance include the development of new systems, management initiatives to increase revenues and reduce costs and acquisitions of complementary businesses.

     Alvey operates directly with and through three other operating companies: (i) The Buschman Company, located in Cincinnati, Ohio and acquired by Alvey in October 1992 ("Buschman"); (ii) White Systems, Inc., located in Kenilworth, New Jersey and acquired by Alvey in December 1993 ("White") and
(iii) Real Time Solutions, Inc., located in Napa, California and acquired by Alvey in December 1996 ("RTS"). On October 27, 1998, Alvey's former wholly owned subsidiary, McHugh Software International, Inc. ("McHugh"), was spun-off from Alvey to Pinnacle and from Pinnacle to its common stockholders (the "Spin-Off"). In addition, the decision was made to divest Busse in 1998. (See Note 4 to the Consolidated Financial Statements.) Accordingly, McHugh and Busse are treated as divested operations for purposes of this report and are not incorporated as part of the Company except as discussed under Divested Operations in the Business Section of this document. The Company's executive offices are located at 9301 Olive Boulevard, St. Louis, Missouri 63132, and its phone number is (314) 993-4700.

BUSINESS GOALS AND STRATEGIES

     The Company's goal is to build on its position as a leading provider of materials handling systems and related services. To achieve this goal, the Company intends to pursue the following strategies:

     - AGGRESSIVE GROWTH IN CORE MARKETS THROUGH ACQUISITIONS. Alvey will consider attractive acquisition opportunities within the materials handling industry, which remains highly fragmented. The industry includes a significant percentage of small- to medium-sized equipment manufacturers focusing on highly specific market niches. The Company intends to expand its core markets by making selective acquisitions of niche players in the industry. Selective acquisitions in the Company's core markets could increase its system capabilities as well as broaden its geographic coverage. With a solid capitalization and strong equity sponsorship, the Company is in a position to capitalize on the continuing consolidation of the materials handling industry.

      - SALES FOCUS ON OPEN SYSTEMS INCLUDING BEST-OF-BREED
COMPONENTS AND EXTENSIVE SOFTWARE COMPATIBILITY. After completion of the Spin-Off, the Company's marketing efforts are no longer constrained by the need to sell McHugh's software products in conjunction with the Company's integrated systems solutions. Instead, the Company offers customers systems that are compatible with a full menu of software solutions designed by various independent software firms. The Company intends to assemble and provide systems that incorporate the best available solution for the project. These include equipment and controls manufactured by the Company, management information software applications designed by independent software firms, and in some cases, certain other components manufactured by outside firms and resold by the Company.

     - MARGIN ENHANCEMENT ON EXISTING PRODUCTS. The Company intends to continue to improve gross margins by consolidating certain manufacturing facilities, reducing production cycle times, redesigning and standardizing product lines, eliminating redundant support services, reducing marketing costs by identifying synergies between product lines and emphasizing the sale of high value-added products.

    - MANAGEMENT FOCUS ON CORE MARKETS. With the completion of the Spin-Off, the Company can now better focus management's time and the Company's resources on the remaining business, particularly, in consumer products and distribution logistics. Prior to the Spin-Off, significant operating issues relating to McHugh diverted considerable executive time and investment away from the remainder of the Company. Without the responsibility for McHugh, management is now better able to devote its full time efforts to increasing efficiencies, enhancing market share and product development in the consumer products and distribution logistics markets.

PRODUCTS AND SERVICES

     The Company believes that each of its operating entities is a leading supplier in its principal markets. Primary operating entities are described below, along with a description of integrated systems that the Company has implemented, engineering and support services which the Company provides and the Company's Customer One Protection Program.

     OPERATING ENTITIES

     ALVEY SYSTEMS, INC.: Alvey manufactures and sells material flow systems comprised of conventional and robotic case palletizers and depalletizers, case and pallet conveyors, related custom products and software and controls. Alvey distributes these products through an international network of direct sales personnel and independent representatives. Palletizers are large machines, operated by programmable controls, that receive packaged products (typically case goods) from a conveyor delivery system and deliver them to a pallet conveyor "take away" system. The palletizer sequentially arranges individual packages and groups them into rows and layers to form predetermined patterns which are stacked onto a pallet or into a unit load, producing a stable cube for efficient handling and shipping. Depalletizers unload palletized products for further handling in the distribution process. Conveyor systems are used to move products from one location to another and can be designed to sort, feed or perform a number of different applications. Alvey primarily serves the consumer products segment of the materials handling market that focuses on manufacturers of food, beverages, paper, soap, electronic and other consumer product.

     THE BUSCHMAN COMPANY: Buschman manufactures and sells a broad range of case conveyors, controls, related products and software which are sold to end users through (i) its direct sales force, (ii) independent distributors and systems integrators and (iii) Alvey's and White's sales forces. Buschman sells standard conveyor and sortation products and modified conveyor equipment as well as high-speed sortation systems, controls, outside-purchased subsystems (such as bar code scanners), engineering and/or installation services. In addition, Buschman sells materials flow systems for warehouses and distribution centers which are more complex in design, include high-speed sortation and sophisticated control software and involve engineering, project management and installation services. These systems are often designed to customer and/or consultant specifications through Buschman's "design and build" process. Buschman primarily serves the warehouse and distribution systems markets that perform the logistics operations required to deliver a finished product from a warehouse or distribution center to a retail store. Buschman also provides case conveyors used in systems sold both by Alvey and White (to the extent the conveyors used in such Alvey systems are not directly manufactured by Alvey).

     REAL TIME SOLUTIONS: RTS designs and sells paperless inventory picking systems to end users through (i) its direct sales force and (ii) Buschman's and White's sales forces. Paperless picking systems are used to facilitate the retrieval (picking) and storage (putting) of inventory in warehouses and distribution centers. Inventory quantities and information are updated immediately upon input of completed transactions. RTS believes its systems eliminate the need for paper picklists, increase the productivity of a customer's work force and improve a customer's control over its inventory. RTS markets its products under the trade names EASYpick-TM-, EASYput, EASYpick-DMS and SORTpro. EASYpick, RTS's order-filling system and software (known as a "pick-to-light system"), is currently installed in over 185 sites and is its leading product. EASYput addresses the growing market for put-to-light systems and EASYpick-DMS, a warehouse control software, enables customers without sophisticated warehouse management systems to more easily install automated systems, such as pick-to-light. Many of RTS's current customers are also customers of Buschman and White.

     WHITE SYSTEMS, INC.: White manufactures a broad line of horizontal and vertical carousels, power columns and related software and controls and sells such products through both its direct sales force and a national dealer network. Horizontal carousels are rotating storage devices that store and move parts to the point of need, whether an operator workstation, an automated inserter/extractor or another robotic interface device. Vertical carousels are similar to horizontal carousels except that the carousel travels in a vertical plane, like a ferris wheel. The power column for these carousels is a modular automated vertical lift device within which an inserter/extractor retrieves trays from internal shelving and delivers them to an accessible location. White also manufactures a heavy-duty pallet moveable aisle system for warehousing applications which utilizes a customer's existing pallets or racking. White serves the warehouse and distribution systems markets, and, in addition, its storage and retrieval products are used in a broad range of manufacturing applications.

     INTEGRATED SYSTEMS

     For integrated systems, where the products and expertise of the Company's subsidiaries are combined, a conveyor is typically the linkage that permits the movement of products through the manufacturing line or distribution system and software is the enabler that drives the entire system and provides needed information. The Company's systems typically include significant design and engineering work and turnkey installation services. Examples of some of the most common integrated systems sold by the Company include:

     CONSUMER PRODUCT MANUFACTURING LINES: Systems used by beverage manufacturers including Coca-Cola, food manufacturers such as Con Agra and consumer product manufacturers such as Motorola. These systems could include case palletizers, AEC (a division of Alvey) robotic palletizers, Buschman conveyors and related software designed by Alvey or Buschman. Revenues per system typically exceed $2 million and may reach $10 million.

     WAREHOUSE AND DISTRIBUTION SYSTEMS: Systems used by retailers including Sears, Target and Wal-Mart or by independent wholesalers or manufacturers in conjunction with a consumer product manufacturing line. A typical system could include Buschman and/or Alvey conveyors, White carousels and related software designed by RTS, Alvey or Buschman. Revenues per system typically exceed $2 million and may reach $15 million.

     MEAT PRODUCTION SYSTEMS: Systems used by each of the four industry leaders in meat production. These specialized distribution systems could include Alvey case palletizers and depalletizers, Buschman conveyors, White carousels and related software designed by Alvey, McHugh or other third-party providers. Such systems typically range in price from $10 million to $15 million. The Company's successful installation of a revolutionary frozen meat distribution system for ConAgra's Monfort Beef division in 1994 is an example of the opportunities available in integrated systems. After the development and implementation of the integrated system for ConAgra, the Company received orders for approximately $40 million of similar systems from ConAgra and other industry participants.

     The company provides its customers comprehensive total solutions from one single source by integrating (i) study group consulting services for industry specific solutions that are "best practice"; (ii) proven technologies and software expertise for the integration of material and information flow; and (iii) flexible partnerships with its customers over the life of their system. The first two of the integrated systems described above are examples of horizontal (peer-to-peer) integrations, while the third is a vertical (decision support-to-peer) integration.

     ENGINEERING AND SUPPORT SERVICES

     Approximately 48% of the Company's net sales result from product support functions and non-manufactured products delivered in connection with sales of the Company's equipment. Such revenues are generated from engineering, after-market services, resale of purchased products and the integration and installation of these products. The Company's sales process generally starts with a consultation between Company engineers and a customer during which the Company assesses the customer's specific materials handling needs and identifies or designs a system consisting of the Company's equipment, including related software and controls, specifically tailored to meet such needs. The Company typically installs the system and works with the customer to ensure the system performs to the customer's expectations. After the system is operational, the Company continues to provide ongoing support and maintenance and works with the customer in response to changes in the customer's materials handling needs. These services are regularly provided to the Company's customers, including through the value-added partnerships the Company has formed with certain large customers. See "Customers."

     CUSTOMER ONE PROTECTION.

     As part of the support services described above, the Company provides substantial ongoing support and maintenance for its installed base of equipment and integrated systems through its Company-wide Customer One Protection ("COP") program. The COP program provides the Company's customers with comprehensive service and support, including 24-hour assistance by phone, on-site service, user training, replacement parts, audits, software support agreements, equipment remanufacture, maintenance programs and equipment and systems upgrades. The COP program generated approximately $35.3 million of revenues in 1998 (or 11.8% of total net sales).

DIVESTED OPERATIONS

     Following is a brief discussion of the operations that were divested or for which a decision was made to divest in 1998 and, therefore, have not been included in other discussion throughout this document.

     MCHUGH SOFTWARE INTERNATIONAL, INC.: With and through its subsidiaries, Weseley Software Development Corp. ("Weseley" or "WSDC"), Software Architects, Inc. ("SAI") and Gagnon & Associates, Inc. ("Gagnon") McHugh develops, markets and supports warehouse management software systems, transportation management software and labor management and reporting software for the logistics execution portion of the supply chain market. To prevent future earnings constraints caused by high levels of investments in product, system and market development with respect to McHugh, management decided to separate McHugh from the Company through the spin-off of McHugh to Pinnacle's stockholders. The spin-off was consummated on October 27, 1998. (See Note 4 to the Consolidated Financial Statements.)

     BUSSE BROS. INC.: Busse manufactures bulk palletizing and depalletizing systems. Its bulk palletizers accumulate and arrange empty containers, such as cans and bottles, for shipment to consumer product manufacturers, by building layers of containers separated by plastic or paperboard sheets. Busse's bulk depalletizers accept a pallet of containers and systematically sweep each layer of containers off the pallet and onto conveyors that take the containers into the production line. During 1998, Pinnacle decided to divest Busse since it was determined that Busse was not strategically aligned with the supply chain focus of the remainder of the business. (See Note 4 to the Consolidated Financial Statements.)

INDUSTRY OVERVIEW

     Management believes sales of automated material handling systems, integration services and related after-market support in the United States will exceed $18 billion in 1999 and will grow by 7% to 10% annually through the year 2007, as a result of two principal trends. First, businesses are increasingly driven to respond to the demands of their customers for faster, more efficient and customized product delivery. This is becoming more significant with the emergence of E-Commerce. Second, as competition in many industries makes it increasingly difficult to achieve revenue growth, businesses are focusing on minimizing logistics costs and invested capital as they optimize their productivity and service level.

     Frequent changes in consumer demands and buying trends offer new opportunities for materials handling and information systems applications as the need for a quick response to satisfy consumer needs is heightened. Trends such as third-party distribution, point-of-sale ordering, mixed-load shipments and more frequent, smaller-quantity deliveries create new opportunities while enhancing the need for advanced software and integrated systems. Similarly, changes in packaging shapes and the elimination of secondary packaging create new challenges for manufacturers and distributors alike. The Company believes that the need to increase employee productivity, improve worker safety, improve margins and meet customer demands are factors which lead manufacturers and distributors to upgrade and replace their existing materials handling equipment.

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

CUSTOMERS

     The Company's systems and product leadership have resulted in sales to a diverse customer base which includes many of the largest U. S. corporations. In addition, the Company has successfully forged important value-added partnerships with customers such as Anheuser-Busch, ConAgra, Staples, McKesson, Target and Wal-Mart. Many of the Company's customers have reduced their engineering staffs and consequently look to the Company for design and engineering services with respect to their materials handling requirements. The Company has a large installed base of equipment and systems with these customers which provides reference sites that are critical for attracting potential new customers. The Company believes that its value-added partnerships are a significant competitive advantage as they serve as sources of new product ideas, generate ongoing, relatively high-margin sales and demonstrate proven systems capabilities to potential new customers. The Company expects to create additional value-added relationships as it extends its product offerings and installs new, integrated systems that can serve as additional reference sites. Each of the customers listed below (which are sorted by industry group) was one of the top 30 customers of one of the Company's operating subsidiaries during the last three years. While the Company may not currently have an active contract with each of the companies listed below, management has no reason to believe that all of the companies listed below will not continue to be customers in the future.


BREWING                            SOFT DRINKS                           GENERAL DISTRIBUTION/RETAIL
  Anheuser-Busch                     Coca-Cola                             AAFES
  Labatt Brewing Company             Pepsi-Cola                            Avon
  Miller Brewing                                                           Consolidated Stores
                                                                           Dollar General
PAPER PRODUCTS                     CONSUMER PRODUCTS                       Dollar Tree
  Fort James                         Char-Broil                            Family Dollar
  Kimberly Clark                     Motorola                              Famous Footwear
  Weyerhaeuser                       Russell Corp                          Footlocker
                                     Procter & Gamble                      Footstar
                                                                           J.C. Penney
FOOD                                                                       Meijer
  Campbell                         INDUSTRIAL DISTRIBUTION                 Michaels Stores
  Con-Agra                          /MANUFACTURING                         Sears
  Dean Foods                         Ball-Foster Glass Container Co.       Staples
  Farmland                           Canadian Tire                         Target Stores
  Hershey Foods                      Chrysler                              Wal-Mart
  Kellogg                            Intel
  M&M Mars                           Kent Electronics
  Nestle                             McKesson
  Quaker Oats                        Thomas & Betts
  Tropicana



     For the years ended December 31, 1998 and 1997, the Company's largest customer accounted for 4.7% and 6.7% of total revenues, respectively. The Company's ten largest customers represented 29.3% of total revenues in 1998, down from 29.5% in 1997. The Company believes that it has excellent working relationships with its customers. These relationships include proprietary accounts where projects are generally awarded without a competitive bid process and non-proprietary accounts where projects are typically awarded through a bid process among two or three potential suppliers.

SALES AND DISTRIBUTION

     The Company has developed strong domestic sales channels, with approximately 75 direct salespeople and approximately 215 independent distributors and independent manufacturer's representatives. This sales force covers the entire United States, with especially strong coverage in the major industrial centers. Management believes the Company has the strongest combination of direct and independent sales networks in the materials handling industry. Internationally, the Company utilizes both direct and independent sales channels.

BACKLOG

     The Company's backlog is based upon firm customer orders that are supported by purchase orders, other contractual documents and cash payments. As of December 31, 1998, the Company's backlog was $99.4 million. While the level of backlog at any particular time may be an indication of future sales, it is not necessarily indicative of the Company's future operating performance. Additionally, certain backlog orders may be subject to cancellation in certain circumstances. The Company believes that substantially all of its orders in backlog at December 31, 1998 will be recorded as revenue within one year.

RESEARCH AND DEVELOPMENT

     Research and development efforts are the basis of the Company's product and market leadership. By utilizing customer inputs, research with respect to competitors and research with respect to externally available engineering to establish future product needs, the Company focuses its research and development on key customers and applications. Based on such data and subsequent analysis, the Company establishes product plans that are continually reviewed and updated. The Company incurred $2.0 million of research and development expense in 1996, $3.1 million in 1997 and $4.6 million in 1998. In addition to these research and development expenses, customers serve as a significant funding source for other research and development efforts, with much of such costs funded through customer contracts that focus on solving specific problems or technical requirements. These contracts also provide the Company with opportunities to enhance its competitive position without additional capital investments.

INTELLECTUAL PROPERTY

     The Company holds 32 active U.S. patents, 11 active foreign patents, 20 U.S. registered trademarks and 17 active foreign trademarks with 19 patent applications and 10 trademark applications pending. In addition to its extensive patent and trademark portfolio, the Company also licenses certain intellectual property rights from third parties and utilizes a wide array of unpatented proprietary engineering. The Company's U.S. patents have remaining terms ranging from one to 16 years.

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

ENVIRONMENTAL MATTERS

     The Company's operations are subject to a variety of federal, state and local environmental laws and regulations which have become increasingly stringent. The Company believes its current operations are in material compliance with current environmental laws and regulations. However, the scope of environmental laws is very broad and subject to change.

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

EMPLOYEES

     As of December 31, 1998, the Company had approximately 1,700 employees, approximately 650 of whom are engineers and other professional staff. The Company is subject to collective bargaining at all of its manufacturing facilities except the RTS, Alvey St. Peters and Alvey Corsicana facilities.

ITEM 2. PROPERTIES

     The Company occupies approximately 1,000,000 square feet of manufacturing, assembly and office space. Its primary production and engineering facilities are located in Cincinnati, Ohio; St. Louis, Missouri; and Kenilworth, New Jersey. The Company's primary software development facilities are located in Grand Rapids, Michigan and Napa, California. The location, size and certain other data of each of the Company's significant facilities are set forth below:

OPERATING                               SIZE      OWNED/
COMPANY      LOCATION                 (SQ. FT.)   LEASED      LEASE EXPIRATION
---------    ----------------------   ---------   ------      ----------------
Alvey        St. Louis, Missouri      250,000     Owned          --
Alvey        St. Peters, Missouri      82,000     Owned          --
Alvey        Corsicana, Texas          22,000     Leased      December 2000
Buschman     Cincinnati, Ohio         287,000     Owned          --
Buschman     Cincinnati, Ohio          86,000     Leased      March 2000
RTS          Napa, California          21,000     Leased      July 2003
RTS          Berkeley, California       9,000     Leased      Monthly
White        Kenilworth, New Jersey   202,000     Leased      December 2006

ITEM 3.  LEGAL PROCEEDINGS

     On January 13, 1998, Mitchell J. Weseley, former President and Chief Executive Officer of WSDC, commenced an arbitration in Connecticut Superior Court against WSDC alleging breach of contract and violation of the Connecticut Unfair Trade Practices Act ("CUTPA"). On January 28, 1998, WSDC filed counterclaims against Mr. Weseley principally alleging that he had breached his contractual obligations and fiduciary duty to WSDC by soliciting WSDC employees to resign from WSDC, by disparaging the management of Pinnacle and McHugh and by breaching the terms of a covenant not to compete contained in Mr. Weseley's employment contract. Arbitration proceedings concluded on June 3, 1998 and on August 31, 1998, a decision was rendered in the arbitration hearings in favor of Mr. Weseley. McHugh has resumed payments to Mr. Weseley of his salary, bonus and benefits, of which future payments will total approximately $2.2 million. The liability for such payments was previously recorded in the restructuring accrual related to the McHugh reorganization as discussed in Note 5 to the Consolidated Financial Statements. Effective with the McHugh spin-off, such liability was recorded at McHugh and is no longer included in the Company's financial statements. Damages, if any, will be determined by the arbitrator either ex parte or as part of a second hearing. To the extent such amounts paid pursuant to judgements related to lawsuits with Mr. Weseley exceed $3.4 million, Alvey has agreed to pay any such excess liability up to a maximum of $4.0 million, and McHugh has agreed to deliver a promissory note evidencing McHugh's obligation to repay Alvey any amounts so paid by Alvey.

     On April 16, 1998, Mannesmann Dematic Rapistan Corp. ("Rapistan") filed suit against Buschman in the United States District Court for the Western District of Michigan alleging infringement of three Rapistan patents relating to Buschman induction systems (the "Rapistan Dispute"). Rapistan was seeking to permanently enjoin Buschman from infringing those patents and both compensatory and treble damages. Related to Buschman's counterclaims and affirmative defenses raised in this litigation, on June 5, 1998 the Company filed a separate suit against Mannesmann Corporation ("Mannesmann") in the United States District Court for the Southern District of New York on the basis of the representations, warranties and disclosure obligations of Mannesmann with respect to the patents subject to the Rapistan Dispute at the time the Company acquired Buschman from Mannesmann in 1992. A settlement agreement was executed between Alvey, Buschman, Mannesmann and Rapistan on January 4, 1999. On January 27, 1999, the court formally entered an order of dismissal of the Rapistan litigation.

     In February 1999, the Chapter 7 Trustee for Foxmeyer Corporation, Foxmeyer Drug Company, Healthcare Transportation System, Inc., Merchandise Coordinator Services Corporation, Foxmeyer Software, Inc., and Health Mart, Inc. (collectively, "Foxmeyer") filed suit against Buschman, White, Pinnacle, Alvey and

McHugh in the United States District Court for the District of Delaware alleging fraud, negligence and breach of contract relating to conveyor, carousel and warehouse management systems delivered and installed in Foxmeyer's distribution warehouse at Washington Court House, Ohio. Only McHugh and Buschman (with White as its subcontractor) had contracts with Foxmeyer. The monetary relief sought by the Foxmeyer complaint is unspecified; however compensatory and punitive damages are claimed. At this time, the Company has not been served and therefore answers and affirmative defenses have not been filed on behalf of the Company. Discovery has not commenced and a trial date has not been set, but the Company intends to contest the allegations made and vigorously defend the matter.

     The Company is involved in various other legal proceedings arising in the ordinary course of business. None of the matters in which the Company is currently involved, either individually or in the aggregate, is expected to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Other than certain actions taken by Pinnacle as the sole stockholder of the Company in connection with the spin-off of McHugh, no matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public market for the Company's Common Stock. All of the Company's Common Stock is held by Pinnacle.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected historical consolidated financial data presented below at and for the five years ended December 31, 1998 have been derived from Alvey's historical Consolidated Financial Statements which have been audited by PricewaterhouseCoopers LLP, independent accountants. Alvey's Consolidated Financial Statements as of and for each of the three years ended December 31, 1998, 1997 and 1996 are included elsewhere in this Form 10-K. The results of operations for McHugh, Busse and the loss on sale for one discontinued product line at White are included in the table below as operating loss (income) from divested operations.

     The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related Notes included elsewhere in this Form 10-K.


                                                                      YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------
                                                     1998         1997         1996         1995         1994
                                                  -----------  -----------  -----------  -----------  -----------
                                                                      (DOLLARS IN THOUSANDS)
RESULTS OF OPERATIONS (1):
  Net sales.....................................  $   299,749  $   287,669  $   267,123  $   231,453  $   206,371
  Cost of goods sold............................      223,277      224,458      212,522      176,447      159,863
                                                  -----------  -----------  -----------  -----------  -----------
      Gross profit..............................       76,472       63,211       54,601       55,006       46,508
  Selling, general and administrative
    expenses....................................       51,654       47,296       46,716       43,487       36,394
  Research and development expenses.............        4,614        3,058        2,029        1,759        1,834
  Amortization expense..........................          780          776          877        1,382        1,362
  Operating loss (income) from divested
    operations(2)...............................       12,934       (2,651)       9,574       (7,083)      (4,323)
  Write-off of goodwill(3)......................           --           --       11,491           --           --
  Restructuring expense(4)......................           --       11,334           --           --           --
  Write-off of purchased in-process research and
    development costs(5)........................           --           --        1,000           --           --
  Other expense (income), net(6)................         (440)          60        1,425           50        2,126
                                                  -----------  -----------  -----------  -----------  -----------
      Operating income (loss)...................        6,930        3,338      (18,511)      15,411        9,115
  Interest expense..............................       12,478       13,756       12,301        6,896        5,921
  Expenses associated with the spin-off of
    McHugh(7)...................................        1,220           --           --           --           --
  Discontinued public offering(8)...............           --          958           --           --           --
                                                  -----------  -----------  -----------  -----------  -----------
  Income (loss) before income taxes and
    extraordinary item..........................       (6,768)     (11,376)     (30,812)       8,515        3,194
  Income tax expense (benefit)..................        1,585       (4,057)      (1,909)       4,109        1,516
                                                  -----------  -----------  -----------  -----------  -----------
  Income (loss) before extraordinary item.......       (8,353)      (7,319)     (28,903)       4,406        1,678
  Extraordinary item, net(9)....................        8,748           --        1,993           --           --
                                                  -----------  -----------  -----------  -----------  -----------
    Net income (loss)...........................  $   (17,101) $    (7,319) $   (30,896) $     4,406  $     1,678
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Earnings per share(10)..........................           --           --           --           --           --

                                                                          AT DECEMBER 31,
                                                  ---------------------------------------------------------------
                                                     1998         1997         1996         1995         1994
                                                  -----------  -----------  -----------  -----------  -----------
                                                                      (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA(1):
  Working capital (deficit)(11).................  $   (13,173) $   (10,239) $    (7,475) $    (3,865) $     6,945
  Total assets(11)..............................      121,004      137,436      141,607      129,270      122,573
  Long-term debt, less current maturities(11)...       76,696      106,758      100,493       42,405       54,607
  Redeemable preferred stock(12)................           --           --           --       27,322       23,435
  Net investment of Parent(13)..................      (47,082)     (48,528)     (41,129)     (15,719)     (16,332)

                 SELECTED CONSOLIDATED FINANCIAL DATA OF ALVEY

                                                                         YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------
                                                            1998       1997       1996       1995       1994
                                                          ---------  ---------  ---------  ---------  ---------
                                                                         (DOLLARS IN THOUSANDS)
OTHER CONSOLIDATED FINANCIAL DATA(1):
  Depreciation expense(11)(14)..........................  $   3,917  $   3,401  $   3,337  $   2,293  $   2,418
  Capital expenditures, net(11)(14).....................      3,673      3,190      7,403      3,189      3,472

OTHER PERFORMANCE MEASURES (NON-GAAP)(15):
  EBITDA(11)(16)........................................     24,561     16,198      9,213     11,753     10,746
  Ratio of EBITDA to cash interest expense(17)(18)......       2.15       1.99       1.16       3.27       2.77
  Ratio of long-term debt to EBITDA(18).................       3.12       4.25       7.68       2.11       3.45

 (1) Results include various acquisitions from the date of such acquisition, including RTS in 1996. Results of Weseley which was acquired in 1996 and SAI and Gagnon which were acquired in 1998 are included in operating loss (income) from divested operations from the dates of acquisition.

 (2) Amount represents the operating loss (income) of divested operations. See Note 4 to the Consolidated Financial Statements.

 (3) Amount represents the write-off of the remaining goodwill balance at one subsidiary, which was considered to be impaired due to historical losses and uncertainty regarding future income and cash flows.

 (4)   Amount reflects non-recurring restructuring charges as described in
       Note 5 to the Consolidated Financial Statements.

 (5) Amount relates to $1.0 million of the purchase price of RTS which was allocated to purchased in-process research and development and immediately expensed in the fourth quarter of 1996.

 (6) Amount in fiscal 1996 includes a $1.4 million one-time charge for the termination of a management agreement. Amount in fiscal 1994 includes the payment of a one-time stay bonus in the amount of $2.2 million to an executive of White in connection with the acquisition of White.

 (7) Amount represents certain expenses incurred in connection with the spin-off of McHugh. See Note 4 to the Consolidated Financial Statements.

 (8) Amount reflects the write-off of legal and accounting costs associated with a discontinued public offering as described in Note 5 to the Consolidated Financial Statements.

 (9) Amount reflects the write-off of unamortized deferred financing fees, net of applicable income tax benefits, resulting from the early extinguishment of debt during 1998 and 1996. Amount in 1998 also includes a consent premium of $2.8 million, a premium related to the repurchase of Senior Subordinated Notes of $2.3 million, the write-off of preferred stock issuance costs related to stock that was exchanged of $659,000, all net of applicable income taxes and all that were incurred in connection with the spin-off of McHugh. See Notes 4, 8 and 9 to the Consolidated Financial Statements.

(10) Given Alvey's historical organization and capital structure, earnings per share information is not considered meaningful or relevant and therefore has not been presented.

(11) Amounts exclude balances related to divested operations which pertain to McHugh and Busse.

(12) Amount represents previously outstanding redeemable preferred stock of Pinnacle. Due to the exchangeable feature of the preferred stock which allowed the holder to exchange the preferred stock for subordinated notes of Alvey, the preferred stock was pushed down to the financial statements of Alvey at December 31, 1995 and 1994. Outstanding redeemable preferred stock of Pinnacle at December 31, 1998, 1997 and 1996 has not been pushed down to the financial statements of Alvey as it is not exchangeable into debt of Alvey.

(13) Net investment of Parent represents the basis of Pinnacle's investment in Alvey, which has been pushed down to the financial statements of Alvey, and includes cumulative contributions of capital and cumulative losses before extraordinary items, extraordinary items and aggregate accreted/paid preferred stock dividends. The historical amount at December 31, 1998 consists of cumulative contributions of capital to Alvey by Pinnacle of $10.5 million, cumulative losses of $43.2 million, including extraordinary items of $18.3 million, and an aggregate accretion/payment of $14.3 million of paid-in-kind dividends on preferred stock.

(14) Capital expenditures and related depreciation expense include amounts related to investments in fixed assets and costs of software development. In 1996, this includes $659,000 related to the write-off of capitalized software costs (See Note 2 to the Consolidated Financial Statements).

 (15) Other performance measures such as EBITDA (discussed further below) should not be construed as an alternative to operating income or net income calculated in accordance with generally accepted accounting principles ("GAAP") or as an indicator of operating performance or liquidity. However, the Company believes such non-GAAP performance measures are commonly used to evaluate a company's ability to service debt.

 (16) EBITDA consists of earnings before interest, income taxes, extraordinary items, divested operations and depreciation and amortization expense.
       In 1998, EBITDA excluded $1.2 million of costs associated with the spin-off of McHugh. (See Note 4 to the Consolidated Financial Statements.) In 1997, EBITDA excluded $11.3 million of restructuring charges and $958,000 of discontinued IPO costs. (See Note 5 to the Consolidated Financial Statements .) In 1996, EBITDA excluded an $11.5 million write-off of goodwill, a $1.4 million one-time charge for the termination of a management agreement which is included in "Other expense (income), net" above and a $1.0 million one-time write-off of purchased in-process research and development costs. In 1994, EBITDA excluded a $2.2 million one-time payment of a stay bonus in connection with the acquisition of White which is included in "Other expense (income), net" above.

 (17) For purposes of this computation, interest expense consists of interest on indebtedness and does not include amortization of deferred financing fees and other noncash charges to interest.

 (18) For years prior to 1998, ratios are presented at historical ratios which include the EBITDA of divested operations. Such ratios would not be meaningful if calculated with adjusted EBITDA levels.

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

GENERAL OVERVIEW

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company for the three fiscal years in the period ended December 31, 1998.

     Subsequent to the acquisition of Alvey by Pinnacle in August 1988, Alvey, Pinnacle and their subsidiaries completed a succession of complementary acquisitions which has resulted in expanded product lines and an ability to provide integrated solutions in a wide range of manufacturing and distribution applications. The Company believes that its emphasis on acquisitions of companies serving either targeted markets or providing niche products has enabled it to provide customers a single source for complete integrated materials handling and information flow systems. Further, the Company believes that it benefits from productivity and integration gains resulting from its succession of complementary acquisitions combined with a strategy of integrating the operations of each newly-acquired company with the operations of Alvey and its other operating subsidiaries, which strategy is more fully described in the following paragraph.

     Shortly after acquiring each of its operating subsidiaries, management reviewed each newly acquired subsidiary with respect to the possible integration of operations with Alvey and its other operating subsidiaries in order to improve operating efficiencies. As a result of such reviews, the Company has initiated changes in the operating subsidiaries' production processes that are targeted at the improvement of production efficiencies, the increase in facility capacity and ultimately the reduction of product cost. Additionally, in recent years, management has undertaken a number of programs targeted at reducing the cost to produce a specific product by simplifying and standardizing components and assemblies, thereby improving the productivity of the manufacturing process.

     On October 27, 1998, McHugh was spun-off from Alvey to Pinnacle and from Pinnacle to its common stockholders. In addition, the decision was made to divest Busse in 1998. (See Note 4 to the Consolidated Financial Statements.) The operating results of divested operations, including McHugh, Busse and the loss from the disposition of a product line, are reflected in the Company's consolidated statement of operations as operating loss (income) from divested operations. Financial information of prior years has been reclassified to be consistent with the current year with respect to divested operations.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, net sales and categories of expenses, in thousands of dollars and as a percentage of net sales.

                                                                        YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------------
                                                          1998                    1997                   1996
                                                 -----------------------    ---------------------  --------------------
Net sales......................................     $299,749      100.0%    $287,669      100.0%    $267,123      100.0%
Cost of goods sold.............................      223,277       74.5      224,458       78.0      212,522       79.6
                                                    --------      -----     --------      -----     --------      -----
Gross profit...................................       76,472       25.5       63,211       22.0       54,601       20.4
Selling, general & administrative expenses.....       51,654       17.2       47,296       16.4       46,716       17.5
Research & development expenses................        4,614        1.5        3,058        1.1        2,029        0.8
Amortization expense...........................          780        0.3          776        0.3          877        0.3
Operating loss (income) from divested
  operations...................................       12,934        4.3       (2,651)      (0.9)       9,574        3.6
Write-off of goodwill..........................           --        0.0           --        0.0       11,491        4.3
Restructuring expense..........................           --        0.0       11,334        3.9           --        0.0
Write-off of purchased in-process research &
  development costs............................           --        0.0           --        0.0        1,000        0.4
Other expense (income), net....................         (440)      (0.1)          60        0.0        1,425        0.5
                                                    --------      -----     --------      -----     --------      -----
Operating income (loss)........................        6,930        2.3        3,338        1.2      (18,511)      (7.0)
Interest expense...............................       12,478        4.2       13,756        4.8       12,301        4.6
Expenses associated with the spin-off of
  McHugh.......................................        1,220        0.4           --        0.0           --        0.0
Discontinued public offering...................           --        0.0          958        0.3           --        0.0
                                                    --------      -----     --------      -----     --------      -----
Loss before income taxes and extraordinary
  item.........................................       (6,768)      (2.3)     (11,376)      (3.9)     (30,812)     (11.6)
Income tax expense (benefit)...................        1,585        0.5       (4,057)      (1.4)      (1,909)      (0.7)
                                                    --------      -----     --------      -----     --------      -----
Loss before extraordinary item.................       (8,353)      (2.8)      (7,319)      (2.5)     (28,903)     (10.9)
Extraordinary item, net........................        8,748        2.9           --        0.0        1,993        0.7
                                                    --------      -----     --------      -----     --------      -----
Net loss.......................................     $(17,101)      (5.7)%   $ (7,319)      (2.5)%   $(30,896)     (11.6)%
                                                    --------      -----     --------      -----     --------      -----
                                                    --------      -----     --------      -----     --------      -----

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997

         NET SALES were $299.7 million for the year ended December 31, 1998, representing an increase of $12.1 million, or 4.2%, over net sales of $287.7 million for the year ended December 31, 1997. Volume levels for distribution systems and paperless picking systems increased substantially, while sales of palletizing systems and storage and retrieval systems decreased somewhat. Volume increases were adversely affected by a four-week work stoppage at Buschman during the third quarter of 1998.

         New order bookings were $288.3 million for 1998, a decrease of $16.2 million or 5.3% from 1997. Decreases in palletizing systems bookings and storage and retrieval systems bookings totaling $27.3 million were offset in part by increases in distribution systems bookings and paperless picking systems bookings. Lower booking levels for palletizing systems and storage and retrieval systems generally reflect a lower level of customer demand combined with the impacts of discontinuing a product line at White in 1998 and the discontinuance of certain product offerings in connection with the 1997 restructuring efforts.

         Consolidated backlog at year-end 1998 decreased $16.1 million compared to year-end 1997. Such decrease is primarily attributable to decreased backlog levels for distribution and storage and retrieval systems, offset in part by increases in the backlog of palletizing systems and paperless picking systems. This year-over-year decrease reflects the overall industry weakness experienced in the last half of 1998.

         GROSS PROFIT was $76.5 million in 1998, an increase of $13.3 million, or 21.0%, over $63.2 million of gross profit in 1997. Gross margins, as a percentage of sales, increased to 25.5% from 22.0% in 1997. Gross profit increases were particularly strong for distribution systems and storage and retrieval systems which experienced increases of $6.3 million and $5.4 million, respectively. Such increases were primarily attributable to (i) increased volume and productivity, (ii) the significant year-over-year improvement in project execution virtually eliminating project overruns and
(iii) the absence of $2.2 million of asset write-down and related non-recurring charges recorded in the second quarter of 1997. Gross profit increases at Buschman were adversely affected by the impacts of a four-week work stoppage, but continue to show substantial increases over 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $51.7 million in 1998, representing an increase of $4.4 million, or 9.2%, over $47.3 million of such expenses in 1997. As a percentage of sales, selling, general and administrative (SG&A) expenses were 17.2% in 1998 as compared to 16.4% in 1997. This increase is primarily attributable to increased staffing, primarily related to distribution systems where new direct sales offices have been established to support current and future sales volumes, and incentives reflecting improved performance.

         RESEARCH AND DEVELOPMENT EXPENSES were $4.6 million for 1998, representing an increase of $1.6 million, or 50.9%, compared to $3.1 million in 1997. This increase is primarily the result of increased activities related to the development of the next generation of sortation equipment and systems development to automate various aspects of the order/production cycle, both related to distribution systems.

         OPERATING LOSS (INCOME) FROM DIVESTED OPERATIONS was a loss of $12.9 million in 1998 as compared to income of $2.7 million in 1997. This decrease is primarily attributable to a loss on impaired assets at Busse of $3.2 million in the fourth quarter of 1998, a write-off of $2.8 million of purchased research and development costs in the second quarter of 1998 related to the acquisitions of SAI and Gagnon and a $798,000 loss on a discontinued product line recorded in the fourth quarter of 1998. These one-time charges were combined with a lower level of high-margin license fee revenues at McHugh in 1998, lower sales volumes at Busse in 1998, and increasing SG&A and research and development costs to support McHugh's growing infrastructure. Those impacts were partially offset by the absence in 1998 of $4.0 million of restructuring charges that were recorded in 1997. (See explanation of restructuring costs below.)

         RESTRUCTURING EXPENSE totaling $11.3 million was recorded in the second quarter of 1997 as described in the comparison of the year ended December 31, 1997 to the year ended December 31, 1996.

         OTHER EXPENSE (INCOME), NET was income of $440,000 in 1998, compared to expense of $60,000 in 1997. This improvement of $500,000 is almost entirely attributable to income recognized from the proceeds of a life insurance settlement in the first quarter of 1998.

         OPERATING INCOME was $6.9 million in 1998, an increase of $3.6 million, or 108%, over $3.3 million in 1997. As a percentage of net sales, operating income increased to 2.3% in 1998 from 1.2% in 1997. However, excluding divested operations and $13.6 million of 1997 non-recurring charges comprised of the restructuring charges of $11.3 million and $2.3 million of asset write-down and other non-recurring charges, operating income increased from $14.3 million in 1997 to $19.9 million in 1998, representing a 38.9% increase. As a percentage of sales, operating income excluding non-recurring charges and divested operations increased from 5.0% in 1997 to 6.6% in 1998. The increase in operating income reflects the various factors described above.

         INTEREST EXPENSE was $12.5 million in 1998 representing a decrease of $1.3 million, or 9.3%, from $13.8 million in 1997. This decrease reflects decreased average borrowings under the Company's credit facility, a decrease in interest expense related to the Senior Subordinated Notes attributable to the repurchase of $30.0 million of such Notes in November 1998 (See Note 8 to the Consolidated Financial Statements) and a decrease in non-cash charges related to the amortization of debt issuance costs attributable to the refinancing in 1998 (See Note 8 to the Consolidated Financial Statements).

         EXPENSES ASSOCIATED WITH THE SPIN-OFF OF MCHUGH were $1.2 million in 1998 compared to $0 in 1997. In the fourth quarter of 1998, legal, accounting and other costs associated with the spin-off of McHugh were charged to income when the spin-off occurred. (See Note 4 to the Consolidated Financial Statements.)

         DISCONTINUED PUBLIC OFFERING was $0 in 1998 compared to $958,000 in 1997. In the fourth quarter of 1997, legal, accounting and various other charges related to a planned initial public offering of common stock by McHugh were charged to income as the Company decided not to proceed with the initial public offering. (See Note 5 to the Consolidated Financial Statements.)

         INCOME TAX EXPENSE (BENEFIT) was expense of $1.6 million in 1998, an increase of $5.6 million from $4.1 million of tax benefit in 1997. The significant differences between the effective tax rate on loss before income taxes and the expected statutory rates are attributable to the non-deductibility of expenses related to the write-off of purchased research and development costs related to the divested operations, a valuation allowance recorded in 1998 related to the loss on impairment of assets at a divested operation, non-deductible expenses related to the spin-off of McHugh, a taxable distribution to a shareholder that occurred in connection with the spin-off of McHugh and the amortization of goodwill.

         EXTRAORDINARY ITEM, NET was $8.7 million in 1998 and there was no extraordinary item in 1997. This extraordinary item represents costs associated with the spin-off of McHugh which include the write-off of debt and preferred stock issuance costs totaling $3.6 million; a consent premium paid to the bondholders of $2.8 million; and a premium paid on the repurchase of Senior Subordinated Notes of $2.3 million, all net of related tax benefits.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996

         NET SALES were $287.7 million for the year ended December 31, 1997, representing an increase of $20.5 million, or 7.7%, over net sales of $267.1 million for the year ended December 31, 1996. Excluding RTS, which was acquired in December 1996, "same store" sales increased $4.4 million or 1.6% over 1996. Sales of distribution systems increased $8.6 million, which was offset primarily by decreased volume related to storage and retrieval systems and, to a much lesser degree, a decrease in volume related to palletizing systems.

         New order bookings were $304.5 million for 1997, an increase of $62.5 million or 25.8% from 1996. RTS contributed $19.0 million to the overall growth in bookings in 1997. Bookings of distribution systems and palletizing systems drove the remainder of the change, up 26.4% and 20.0%, respectively, over 1996. Increases in palletizing systems are attributable to numerous new and enhanced products introduced in late 1996, cycle-time reductions and improved worldwide sales coverage resulting in record bookings in terms of dollars and units.

         The Company realized a $16.4 million increase in consolidated backlog to $115.5 million at year-end 1997 compared to $99.1 million at year-end 1996. Backlog of distribution systems and paperless picking systems increased $9.7 million and $2.8 million, respectively, while, to a lesser degree, increases were realized in each of the remaining product lines. Increased backlog at December 31, 1997 as compared to December 31, 1996 is primarily attributable to record 1997 bookings for most product lines.

         GROSS PROFIT was $63.2 million in 1997, an increase of $8.6 million, or 15.8%, over $54.6 million of gross profit in 1996. The gross profit margin, as a percentage of sales, increased to 22.0% from 20.4% in 1996. Excluding the effects of the first-time inclusion of RTS, gross profit increased $3.8 million and as a percentage of sales, was 21.5%. Additionally, gross margins were adversely affected by project overruns primarily attributable to supporting customer production during the start-up and commissioning phase of a number of major projects. Despite the high level of project overruns and excluding the one-time asset write-down and other non-recurring charges described below, "same store" gross profit for 1997 was $60.5 million, or 22.3% of sales. This represents an increase of 10.9% and
1.9 percentage points, as a percent of sales, over 1996. Gross margins related to storage and retrieval systems were adversely affected by asset write-down and other non-recurring charges totaling $2.2 million, which primarily included a write-down in the carrying value of inventory at a restructured subsidiary, employee relocation costs associated with exiting certain product offerings and the costs associated with bringing restructured production facilities up to Company standards. Margins related to distribution systems increased $3.3 million or 15.6% over 1996 due primarily to increased volume combined with continuing engineering and productivity gains.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $47.3 million in 1997, representing an increase of $580,000, or 1.2%, over $46.7 million of such expenses in 1996. As a percentage of sales, SG&A expenses decreased to 16.4% in 1997 from 17.5% in 1996. Excluding RTS, "same store" SG&A decreased by $2.4 million from 1996, and as a percentage of sales, was 16.3% or 1.2 percentage points lower than 1996. Such decreases are primarily attributable to lower charges for annual bonus and profit sharing expense combined with favorable impacts from the June 1997 restructuring.

         RESEARCH AND DEVELOPMENT EXPENSES were $3.1 million for 1997, representing an increase of $1.0 million, or 50.7%, compared to $2.0 million in 1996. This increase is primarily due to the first-time inclusion of the results of RTS and increased development activities related to distribution systems.

        OPERATING LOSS (INCOME) FROM DIVESTED OPERATIONS was income of $2.7 million in 1997 as compared to a loss of $9.6 million in 1996. This increase is primarily attributable to the absence in 1997 of a write-off of $11.7 million of purchased in-process research development costs related to the 1996 acquisition of Weseley, partially offset by $4.0 million of restructuring charges that were recorded in 1997. (See explanation of restructuring costs below.) Additionally, 1997 profitability improved due to increased levels of high margin license fee revenues at McHugh, the impacts of which were constrained by increasing SG&A and research and development costs to support McHugh's growing infrastructure.

         WRITE-OFF OF GOODWILL was $0 in 1997 compared to $11.5 million in 1996. In 1996, remaining goodwill of one of the Company's subsidiaries was written-off as it was considered to be impaired due to historical losses and uncertainty regarding future income and cash flows.

         RESTRUCTURING EXPENSE totaling $11.3 million was recorded in the second quarter of 1997. During this quarter, the Board of Directors initiated a plan to reorganize and streamline the Company's corporate structure and to restructure certain business entities within Pinnacle. In connection with this plan, the Board established management priorities as (1) satisfactory completion and elimination of specific projects with continuing cost overruns primarily related to products to be discontinued, (2) restructuring or elimination, when appropriate, of products that are not strategic or profitable, (3) restructuring and streamlining the Company's corporate organization and (4) elimination of redundancies and streamlining of the organizational structure of McHugh by further consolidation of the operations of McHugh and Weseley. The restructuring charge included costs to discontinue offering certain proprietary systems software products at one subsidiary, to reorganize and reduce the size of the Company's corporate organization and to restructure and streamline the executive and marketing functions at McHugh. Costs to discontinue certain proprietary software products consist primarily of costs to complete specific projects incorporating this software, payroll and facility charges during the phase-out of the product, severance charges, sales returns and allowances (relative to prior period sales) anticipated as a result of the discontinuance, the write-off of assets that became obsolete or slow-moving as a result of the discontinuance and other miscellaneous restructuring costs. The corporate reorganization and McHugh reorganization charges are primarily severance costs. It is anticipated that costs accrued as restructuring by non-divested operations will be fully paid by December 31, 1999, and costs accrued as restructuring by divested operations will be fully paid by April 30, 2004. (See Note 5 to the Consolidated Financial Statements for further discussion.) Restructuring costs related to the McHugh restructuring of $4.0 million are classified in operating loss (income) from divested operations in the Consolidated Financial Statements.

         WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS was $0 in 1997 as compared to $1.0 million in 1996. In connection with the acquisition of RTS during 1996, $1.0 million of the purchase price was allocated to purchased in-process research and development costs at the date of acquisition and immediately expensed as a write-off of purchased in-process research and development costs. (See Note 3 to the Consolidated Financial Statements for further discussion.)

         OTHER EXPENSE (INCOME), NET was expense of $60,000 in 1997, compared to expense of $1.4 million in 1996. This improvement of $1.4 million is primarily attributable to a one-time charge related to the termination of a management agreement in 1996. (See Note 12 to the Consolidated Financial Statements for further discussion.)

         OPERATING INCOME (LOSS) improved to income of $3.3 million in 1997 from a loss of $18.5 million in 1996. As a percentage of net sales, operating income increased to 1.2% in 1997 from (6.9%) in 1996. However, excluding divested operations and $13.6 million of 1997 non-recurring charges comprised of the $11.3 million restructuring charge and $2.3 million of asset write-down and other non-recurring charges, 1997 operating income was $14.3 million. Additionally, excluding divested operations and $14.6 million of non-recurring charges resulting from an $11.5 million write-off of goodwill, the $1.4 million expense associated with the termination of a consulting agreement, the $1.0 million write-off of purchased in-process research and development costs associated with the acquisition of RTS and the $0.7 million related to the write-off of capitalized software costs (See Note 2 to the Consolidated Financial Statements for further discussion), 1996 operating income was $5.7 million. Operating income in 1997, after exclusions, represents an increase of $8.6 million, or 153%, compared to operating income after exclusions in 1996. As a percentage of sales, and excluding divested operations and the non-recurring charges, operating income increased to 5.0% in 1997 compared to 2.1% in 1996. The increase in operating income reflects the various factors described above.

         INTEREST EXPENSE was $13.8 million in 1997 representing an increase of $1.5 million, or 11.8%, from $12.3 million in 1996. This increase reflects the issuance of the Company's $100 million Senior Subordinated Notes (the "Notes") on January 24, 1996 (the "Debt Offering"), the higher interest rate on these notes for an additional month in 1997 as compared to 1996, the increase in non-cash charges related to the amortization of debt issuance costs and increased borrowings under the Company's credit facility.

         DISCONTINUED PUBLIC OFFERING, as described in the comparison of the Year Ended December 31, 1998 to the Year Ended December 31, 1997 was $958,000 in 1997 compared to $0 in 1996.

         INCOME TAX BENEFIT was $4.1 million in 1997, representing an increase of $2.1 million from $1.9 million in 1996. The related effective income tax rate increased to 35.7% in 1997 from 6.2% in 1996, primarily as a result of the absence of the $25.5 million of non-deductible expenses related to the amortization and write-off of goodwill and the write-off of purchased in-process research and development costs incurred in 1996.

         EXTRAORDINARY ITEM, NET was $2.0 million in 1996 and there was no extraordinary item in 1997. This extraordinary item represents the write-off of debt issuance cost and related debt prepayment penalties, net of tax, resulting from the early extinguishment of the Company's debt as part of the recapitalization. (See the "Liquidity and Capital Resources" section.)

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL. During the three years ended December 31, 1998, the Company generated $22.0 million of cash from operations, which when combined with funds from the revolving line of credit, has been sufficient to fund the Company's ongoing working capital, capital expenditures and debt service requirements. In recent years, the Company has reduced working capital and improved cash flow through management initiatives to reduce inventory levels, focus on timely billings and emphasize the collection of aged receivables as well as other enhanced cash management techniques.

         CASH PROVIDED (USED) BY OPERATIONS. Cash flows from (for) operations were $12.4 million, ($1.3) million and $10.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. The $13.7 million increase in cash provided by operations during 1998 is primarily attributable to a focus on timely billings and the collection of aged receivables combined with decreased spending related to restructuring efforts, offset by cash used by divested operations. The $12.1 million increase in the use of cash during 1997 as compared to 1996, is primarily attributable to an interest payment of $5.7 million on the $100 million Senior Subordinated Notes, the payment of $4.5 million associated with the previously described 1997 restructuring and the payment of a $625,000 stay bonus at McHugh, all of which occurred in 1997, but were not present in 1996. First quarter funding of annual profit sharing plan contributions, incentive compensation and bonus plans, disproportionate tax withholding requirements and certain professional services historically result in a significant use of cash in the first quarter.

         CAPITAL EXPENDITURES. Capital expenditures for the years ended December 31, 1998, 1997 and 1996 were approximately $3.7 million, $3.2 million and $7.2 million, respectively. These expenditures were used primarily to finance a new facility for Alvey in 1996 and normal recurring replacements of machinery and equipment.

         ACQUISITIONS AND DIVESTITURES. The Company expended $3.4 million of cash for the acquisitions of SAI and Gagnon in 1998 and $19.0 million of cash in 1996 for the acquisitions of Weseley and RTS. Acquisitions in 1998 were financed through the Company's working capital facility. Acquisitions in 1996 were financed primarily with proceeds from the Debt Offering.

         DEBT OFFERING AND RECAPITALIZATION OF PINNACLE. Concurrently with the Debt Offering in January 1996, the Company entered into a senior bank credit agreement with NationsBank, N.A. consisting of a $30 million revolving credit facility which matures in 2001 (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at a rate based upon, at Alvey's option, the Base Rate (as defined in the Revolving Credit Facility) plus 1.0% or the Euro-dollar Rate (as defined in the Revolving Credit Facility) plus 2.0%, subject to 0.25% adjustments upward or downward based upon Alvey's achievement of predefined earnings objectives. Borrowings under the Revolving Credit Facility are guaranteed by Pinnacle and subsidiaries of Alvey and secured by substantially all of the assets of Alvey and its subsidiaries. At December 31, 1998, there was $6.4 million outstanding under the Revolving Credit Facility.

         In the Debt Offering, Alvey issued $100 million of 11.375% Senior Subordinated Notes which are due in January 2003. In accordance with the terms of the Debt Offering, Alvey filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the 11.375% Senior Subordinated Notes for a new issue of registered debt securities of Alvey with terms substantially identical to those of the 11.375% Senior Subordinated Notes. Such registration statement was declared effective on May 9, 1996 and the exchange of $100 million in principal amount of the original notes for $100 million in principal amount of registered notes was completed on June 11, 1996. Interest payments on such notes, which are payable semiannually, commenced in July 1996.

         Concurrent with the Debt Offering, Pinnacle sold $23 million of Pinnacle Series A Preferred Stock, $7.0 million of Pinnacle Series C Preferred Stock and approximately $11.3 million of Pinnacle Series B Preferred Stock (collectively, the "Pinnacle Preferred Stock"), together with warrants to purchase up to 256,075 shares of Pinnacle Common Stock (the "Preferred Stock Offering"). Dividends on the Pinnacle Series A, B and C Preferred Stock are payable quarterly. While Alvey has not guaranteed nor is it contingently obligated with respect to any such series of Preferred Stock, Pinnacle has no financial resources, other than from Alvey and Alvey's operating subsidiaries, to satisfy cash requirements relative to these preferred shares.

         The Company applied the net proceeds of the Debt Offering in the following manner: (i) approximately $46.2 million was used to repay the Company's outstanding senior indebtedness; (ii) approximately $2.3 million was used to repay the Company's outstanding 11.95% subordinated debt; (iii) approximately $21.6 million was distributed as a dividend from Alvey to Pinnacle which, together with the net proceeds from the Pinnacle Preferred Stock Offering, was used by Pinnacle to fund, in part, the cash necessary to buy back certain shares of Pinnacle's outstanding common stock ($23.8 million) and to redeem certain shares of Pinnacle's outstanding preferred stock ($25.3 million); (iv) approximately $7.5 million was used to pay transaction costs; and (v) approximately $8.9 million was used for general corporate purposes (including capital expenditures). Prepayment penalties of $371,000 were incurred in connection with the repayment of the subordinated debt. In addition, the Company used $15.0 million of the proceeds of the Debt Offering to consummate the Weseley acquisition in January 1996.

         SPIN-OFF OF MCHUGH AND RELATED DEBT AND EQUITY TRANSACTIONS. During October 1998, the Company issued as a dividend its previously held shares in McHugh to Pinnacle. On October 27, 1998, Pinnacle effected a spin-off of the common stock of McHugh to Pinnacle's stockholders. Subsequent to the spin-off and a sale of a minority interest in McHugh for $50 million in cash, Alvey received a cash payment from McHugh of approximately $36.5 million for full payment of a note established at the time of the spin-off representing McHugh's intercompany debt to Alvey totaling approximately $34.8 million and the payment of a tax free dividend from McHugh to Alvey of approximately $1.7 million.

         In connection with the spin-off of McHugh, the holders of the Notes consented to an amendment of the indenture for the Notes to, among other things, (i) permit the spin-off of McHugh, (ii) permit Alvey to increase borrowings under the Revolving Credit Facility by $10 million, and (iii) make modifications to certain covenants. Alvey and the trustee for the bondholders entered into the First Supplemental Indenture evidencing such terms on September 30, 1998. To obtain the consent of its bondholders, among other things, Alvey (i) paid a consent premium of $46.00 in cash for each $1,000 principal (approximately $4.6 million) and (ii) purchased $30 million in aggregate principal amount of the Notes for $33.9 million (113% of the principal amount thereof representing a premium of $3.9 million).

         Effective October 26, 1998, the Revolving Credit Facility was amended to (i) allow the spin-off of McHugh, (ii) allow a $10 million increase in the commitment amount of the facility within 60 days of the consummation of the spin-off with certain restrictions, and (iii) amend certain debt covenants. Effective December 3, 1998, the Company increased the commitment amount under the Revolving Credit Facility to $35 million.

         During October 1998, the Company purchased 343,545 shares of newly issued McHugh common stock for $3,435 which were issued as a dividend by Alvey to Pinnacle. As part of the spin-off of McHugh, the holders of Pinnacle Preferred Stock exchanged 18,600 shares of Pinnacle Preferred Stock for 343,514 shares of newly created classes of common stock of McHugh. Additionally, all of the outstanding warrants from the Preferred Stock Offering were exercised in connection with the spin-off of McHugh.

         ONGOING CASH FLOWS FROM OPERATIONS. Based on its ability to generate funds from operations, the Company believes that it will have sufficient funds available to meet its currently anticipated operating, debt service and capital expenditure requirements with minimal additional borrowings. In addition, the Company expects to continue to evaluate and consider business acquisition candidates. The Company believes that its funds from operations, together with available funds under the Revolving Credit Facility, will be sufficient to meet its capital requirements for the forseeable future. The Company's belief regarding its capital requirements is forward-looking and involves risks and uncertainties that could significantly impact the Company's expected liquidity requirements in the short and long term.

         BACKLOG. As of December 31, 1998, the Company had a backlog of $99.4 million, as compared to $115.5 million as of December 31, 1997. The Company's backlog is based upon firm customer commitments that are supported by purchase orders, other contractual documents and cash payments. While the level of backlog at any particular time may be an indication of future sales, it is not necessarily indicative of the Company's future operating performance. Additionally, certain backlog orders may be subject to cancellation in certain circumstances. The Company believes that substantially all orders in backlog at December 31, 1998 will be recognized as revenue within one year.

         YEAR 2000. The Company utilizes computer information systems to internally record and track information and interact with customers, suppliers, financial institutions and other organizations. The Company also incorporates software and computerized functions in products sold throughout the Company. The Company has appointed a Director of Year 2000 Issues to coordinate and lead the Year 2000 ("Y2K") project. Each Alvey subsidiary has appointed a Year 2000 Coordinator who reports to the Director of Year 2000 and will lead the Y2K effort for that subsidiary. Additionally, the Company has selected a law firm to consult on Y2K issues. The Company has established a corporate definition of Y2K Readiness, and incorporated it into a position statement now being used in response to customers' Y2K inquiries as well as in new business proposals.

         All subsidiaries have developed detailed implementation plans based on a five phase resolution process that includes Phase I (Awareness), Phase II (Assessment), Phase III (Renovation), Phase IV (Validation) and Phase V (Contingency Planning). Company systems have been separated into three areas:
1) internal, 2) business partners and 3) external customers. These areas have been subdivided to address specific issues with: A) internally engineered systems, B) purchased systems and C) embedded systems.

         Phase I is complete at all companies. Phase II is essentially complete, with the exception of completion of assessment of some of the field office operations, which consist primarily of small engineering and sales functions. Throughout the assessment phase, several of the subsidiaries have found that the types of equipment supplied to their customers typically do not utilize date functions and therefore present only minimal Y2K issues. The exceptions are the computer-based systems supplied with commercially available and custom designed software packages.

         Phase III work is underway, and while each subsidiary has unique issues, on average the Company believes this phase is approximately 60% complete. Renovations to many of the custom software packages are complete and customer upgrades are underway or being scheduled. The Company expects completion of all renovation to custom software packages to be complete by the end of the second quarter 1999 and for customer upgrades to continue through the third quarter. Renovations to personal computers will most likely continue throughout 1999 as many "off the shelf" software manufacturers continue to review and upgrade their products.

         Phase IV testing is underway and significant progress has been made on custom designed software packages supplied to our customers. Testing of hardware devices, such as Programmable Logic Controllers and Human/Machine Interfaces, utilized on the majority of our systems, is underway and has been completed on numerous units. This testing will be ongoing throughout the year as new and different versions of hardware are utilized. Testing of several customer systems has also been completed with favorable results. Completion of testing on internal systems, to the extent possible, is planned for June 1999. This will provide the second half of 1999 for re-testing and unanticipated renovations.

         Phase V has begun at several subsidiaries and it is anticipated that much of this planning will be shared by some or all of the subsidiaries, reducing the overall Company effort. Completion by the end of the third quarter of 1999 is expected for all subsidiaries.

         Alvey and its subsidiaries are actively pursuing compliance statements from suppliers and business partners. Questionnaires have been mailed to all critical vendors and responses have been received from most. Where no response was received or the response was unacceptable second requests have or are being mailed.

         Based on our findings to-date, the Company believes its costs for the Year 2000 project will be between $2.0 million and $2.5 million all of which has been or is expected to be charged to operations. Approximately 40% of these costs are considered incremental, while the remaining 60% are a utilization of current Company employees or expenditures that would have been made in the normal course of business but may be accelerated due to Y2K issues.

         Alvey is dependent upon its own internal computer technology, relies upon timely performance by its business partners and provides computerized functions to customers. A large-scale internal Year 2000 failure could, while believed to be remote, impair the Company's ability to timely deliver products and services to customers, resulting in potential lost sales opportunities and additional expenses. Significant computer failures by critical vendors could disrupt the Company's ability to produce and timely deliver products or services. However, given the nature of the products and services provided, the Company believes any such disruption can be minimized through the utilization of readily available alternative sources. In the event computerized functions provided by Alvey to its customers encounter a Y2K failure, those customers may look to Alvey to provide assistance or services. A large scale failure could exceed the Company's ability to timely respond to the needs of these customers, resulting in additional expenses and potential loss of customers. The Company's Y2K program seeks to identify and minimize this risk and includes testing of its systems to ensure, to the extent feasible, all such systems will function properly before and after the Year 2000. Alvey is continually refining its understanding of the risks posed by the Year 2000, and will continue to do so throughout 1999.

         While no assurances can be given, because of Alvey's extensive efforts to formulate and carry-out an effective Y2K program, the Company believes its program will be completed on a timely basis and should effectively minimize disruption to Alvey's operations due to Year 2000 issues and that such issues will not have a material adverse effect on the Company's consolidated results of operation.

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

NEW ACCOUNTING STANDARDS:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which establishes accounting and reporting standards for derivative instruments as well as for hedging activities. FAS 133 requires the recognition of all derivatives (both assets and liabilities) in an entity's balance sheet to be measured at fair value. The Company does not anticipate that FAS 133, which is first effective for the Company's third quarter of 1999, will affect the Company's financial reporting.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         In the ordinary course of business and to the extent short term borrowings are utilized, the Company is exposed to interest rate risks by way of changes in short-term interest rates. The Company does not have any significant amount of export sales denominated in foreign currencies, and acquires its raw material supply needs in U. S. dollar denominated transactions. Therefore, the Company is not viewed as being exposed to foreign currency fluctuation market risks.

         The Company has no material derivative financial instruments as of December 31, 1998, and does not enter into derivative financial instruments for trading purposes. Market risks that the Company has currently elected not to hedge primarily relate to its floating rate debt.

EFFECT OF INFLATION

         Fluctuations in commodity prices may periodically affect the results of the Company's operations. However, inflation has not had a material effect on the Company's business or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements required in response to this item are included on pages F-1 through F-26 hereof.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE  OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning Alvey's directors and executive officers.

                                        YEARS IN
NAME                             AGE    INDUSTRY         POSITION WITH ALVEY
----                             ---    --------         -------------------
Stephen J. O'Neill(1)             57       28     President, Chief Executive Officer and
                                                  Director
Christopher C. Cole               43        9     Executive Vice President and Director
James A. Sharp                    51       15     Senior Vice President, Chief Financial
                                                  Officer, Secretary and Assistant Treasurer
William R. Michaels(1)            64       24     Chairman of the Board
Frederick R. Ulrich, Jr.(1)       55       -      Director
Prakash A. Melwani(1)             40       -      Director
James L. Elrod, Jr.(2)            44       -      Director
Charles A. Dill(2)                59       -      Director

         The following table sets forth certain information concerning executive officers and directors of Pinnacle. Each of Alvey and its five subsidiaries are managed by Pinnacle.

                                        YEARS IN   PRINCIPAL POSITION IN PINNACLE
NAME                             AGE    INDUSTRY            ORGANIZATION
----                             ---    --------  -------------------------------------
Stephen J. O'Neill(1)             57       28     President, Chief Executive Officer and
                                                    Director
Christopher C. Cole               43        9     Senior Executive Vice President and Chief
                                                    Operating Officer; Director
James A. Sharp                    51       15     Executive Vice President, Chief Financial
                                                    Officer, Treasurer and Secretary
William R. Michaels(1)            64       24     Chairman of the Board
Frederick R. Ulrich, Jr.(1)       55       -      Director
Prakash A. Melwani(1)             40       -      Director
James L. Elrod, Jr.(2)            45       -      Director
Charles A. Dill(2)                59       -      Director

-----------

(1) Member of the ompensation Committee.
(2) Member of the Audit Committee.

         STEPHEN J. O'NEILL has served as Chief Executive Officer and Director of both Alvey and Pinnacle since June 1997; as President of Pinnacle since June 1997; as President of Alvey since November 1992; as Executive Vice President of Pinnacle from September 1988 until June 1997; as Vice President and Director of McHugh since May 1989; as Director of Weseley and Busse since 1996; and as Director for each of the other subsidiaries of the Company since June 1997. Previously, Mr. O'Neill served as Senior Vice President of Alvey from September 1988 to November 1992. Prior to joining Alvey, Mr. O'Neill served as a Vice President of Rapistan Corp. from April 1986 to September 1988. Mr. O'Neill earned a B.S. degree in Electrical Engineering from Rose Polytechnic Institute. Mr. O'Neill currently serves on the board of directors of AAIM, a Quality Institute and Education Center in Missouri and of McHugh Software International, Inc.

         CHRISTOPHER C. COLE has served as Senior Executive Vice President, Chief Operating Officer and Director of Pinnacle since June 1997; as Executive Vice President of Alvey since February 1999; as Chief Executive Officer of Buschman since March 1994; as Executive Vice President of Buschman from March 1994 until June 1997; as Director of Buschman since February 1996; as Chief Executive Officer of White since February 1998; as Executive Vice President of White from October 1996 through February 1998; as Director of White since October 1996; as Secretary of White since June 1997; as Executive Vice President of Pinnacle from 1994 until June 1997; as Chief Executive Officer and Director of RTS since its acquisition and as Director for each of the other subsidiaries of the Company since June 1997. Previously, Mr. Cole served as President of Buschman from March 1994 to January 1997. Prior to joining Buschman, Mr. Cole served in a variety of executive positions at Cincinnati Milacron, Inc. since 1979. Mr. Cole graduated from Wesleyan University with a B.A. degree and received a M.B.A. degree from Harvard University. Mr. Cole has served on the board of directors of the Cincinnati chapter of the American Red Cross since 1989 and is currently Chairman of such board.

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

         WILLIAM R. MICHAELS has served as Chairman of the Board of both Alvey and Pinnacle since September 1988; as Chief Executive Officer of Alvey from 1988 until June 1997; as President and Chief Executive Officer of Pinnacle from 1988 until June 1997; and as Chairman of the Board and Director of each of Alvey's subsidiaries until June 1997. From 1984 to 1988, Mr. Michaels served as the President and Chief Executive Officer of Rapistan Corp., a manufacturer of distribution conveyor systems. Mr. Michaels is Vice Chairman of the Board of Governors of the Material Handling Institute of America, the materials handling industry's trade association. In addition to his Pinnacle duties, from July 1989 to January 1992 Mr. Michaels was the Chairman of the Board of Holophane Company, Inc., a Columbus, Ohio company in the lighting industry. Mr. Michaels continues as a director of Holophane and also serves as director of McHugh Software International, Inc. which was previously a subsidiary of the Company. Mr. Michaels is a graduate of the State University of New York.

     FREDERICK R. ULRICH, JR. has been a Director of Alvey and Pinnacle since August 1988. Mr. Ulrich has served as Chief Executive Officer of Buttonwood Capital, Inc. since 1992 and as Chief Executive Officer of Mammoth Capital, Inc. since 1996. Previously, Mr. Ulrich served as Chairman of the Board and Chief Executive Officer of Raebarn Corporation from 1988 to 1995. Mr. Ulrich is a director of Paul Sebastian, Incorporated, Oz Entertainment Corporation and Fresh Point, Inc. Mr. Ulrich is a graduate of the United States Military Academy and holds an M.B.A. degree from Harvard University.

     PRAKASH A. MELWANI has served as a director of Alvey and Pinnacle since January 1996. He is a Managing Director of Vestar Capital Partners ("Vestar"), an affiliate of which is a significant stockholder of Pinnacle and with whom Mr. Melwani has been associated since its founding in 1988. Mr. Melwani is a director of Insight Communications Company L. P., International AirParts Corporation and McHugh Software International, Inc. and a member of the Advisory Board of Insight Communications Company, L.P. Mr. Melwani graduated from Cambridge University with a B.A. degree and received an M.B.A. degree from Harvard University.

     JAMES L. ELROD, JR. has served as a director of Alvey and Pinnacle since May 1998. Mr. Elrod has served as a Managing Director of Vestar from 1998 to the present. From 1994 through 1997, he served as the Chief Financial Officer and Chief Operating Officer of Physicians Health Services. From 1980 to 1994, he served as Managing Director of Dillon, Read & Co. Inc. Mr. Elrod is a director of D. D. S. Partners, a dental practice management company. Mr. Elrod graduated with an A.B. from Colgate University and with an M.B.A. from Harvard University.

     CHARLES A. DILL became a director of Alvey and Pinnacle in February 1996. Mr. Dill is currently a General Partner in Gateway Associates, L.P., a leading St. Louis-based equity management partnership. Previously, from April 1991 through April 1995, Mr. Dill was President and, from October 1992 through April 1995, Chief Executive Officer of Bridge Information Systems, Inc., a leading provider of on-line financial information and databases to institutional securities markets. From February 1988 to September 1990, he was President and a Director of AVX Corporation (a ceramic electronic devices manufacturer). Mr. Dill serves as a director of Stifel Financial, a securities brokerage and investment banking firm; of Zoltek, a specialty producer of carbon fiber composite materials; of Transact Technologies, a manufacturer of transaction-based printers for point-of-sale terminals and of
D. T. Industries, a manufacturer of automated production equipment. Mr. Dill graduated from Yale University with a B.S. degree in mechanical engineering and received an M.B.A. degree from Harvard University.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth, for the three years ended December 31, 1998, the earned compensation of the Chief Executive Officer and the executive officers of Alvey (the "Named Executive Officers"):


                                                     ANNUAL COMPENSATION
                                      -------------------------------------------------
                                                                                            COMPENSATION
                                                                         OTHER ANNUAL          AWARDS -
                                                                         COMPENSATION       STOCK OPTIONS
NAME AND PRINCIPAL POSITION            YEAR      SALARY     BONUS(a)          (b)         (# OF SHARES)(c)
---------------------------------      ----     -------     --------     --------------   ----------------
WILLIAM R. MICHAELS                    1998     $100,000    $   -          $246,222             -
   Chairman of the Board               1997      333,550        -            46,837             -
                                       1996      317,650        -            47,062             -

STEPHEN J. O'NEILL                     1998      300,000     268,300           -                -
   President and Chief Executive       1997      253,625     180,000           -                -
   Officer                             1996      205,675     100,000           -                -

CHRISTOPHER C. COLE                    1998      260,000     236,700           -              5,000
   Executive Vice President            1997      236,958     180,000           -                -
                                       1996      194,250     168,000           -                -

JAMES A. SHARP                         1998      175,000     160,000           -                -
   Senior Vice President, Chief        1997      157,500     125,000           -                -
   Financial Officer and Secretary     1996      150,000        -           18,982            4,000

-----------
(a) Reflects amount earned in 1998, 1997 and 1996, respectively. All amounts are paid in subsequent years, including portions which are deferred subject to continued employment.

(b) Perquisites or other personal benefits which in the aggregate were less than the lesser of $50,000 and 10% of an officer's annual salary and bonus in 1998, 1997 and 1996, respectively, have been omitted. When listed, these items include costs for insurance, auto, accounting fees, club dues, spousal travel and gross ups for income tax purposes. The 1998 total for Mr. Michaels includes $237,500 of deferred compensation.

(c) The figures set forth in this column represent the number of options granted in 1998, 1997 and 1996, respectively, to purchase the Common Stock of the Company's parent, Pinnacle.

PENSION PLAN

         The Company maintains 401(k) savings plans for virtually all employees who meet certain eligibility requirements, except certain union employees who participate in multi-employer pension plans. Under the plans, the employees may defer receipt of a portion of their eligible compensation, with the Company matching a defined percentage of the employees' deferral. For non-divested operations, the Company's matching contributions were $592,000, $541,000 and $478,000 for the years ended 1998, 1997 and 1996, respectively. The Company may also elect to make discretionary profit sharing contributions for virtually all employees, except those union employees who participate in multi-employer pension plans.

EMPLOYMENT AGREEMENTS

         On June 2, 1997, Alvey, Pinnacle and William R. Michaels entered into a second amended and restated employment agreement pursuant to which Mr. Michaels serves as Chairman of the Board. The agreement entitled

Mr. Michaels to an automobile through March 1998; an annual bonus for 1997; and club membership, disability, health insurance and other benefit plans provided by Alvey and Pinnacle to their employees through December 31, 1997. The agreement also provides for deferred compensation, whereby Pinnacle and Alvey will pay to Mr. Michaels, for at least 10 years and during the remainder of his life, an annual amount of $237,500, the payment of which commenced on January 31, 1998. In addition, the agreement requires Pinnacle and Alvey to provide to Mr. Michaels a $3,000,000 life insurance policy for the remainder of his lifetime.

         On June 27, 1995, Alvey entered into an amended and restated employment agreement with Stephen J. O'Neill. Pursuant to the agreement, Mr. O'Neill serves as President of Alvey at a base salary of $191,750. His base salary is reviewed annually to consider an upward adjustment for each subsequent year. The agreement entitles Mr. O'Neill to an automobile, club membership, an annual bonus, life, disability and health insurance and to other benefit plans provided by Alvey to their other employees. In addition, Alvey is obliged to provide a $1,000,000 life insurance policy for Mr. O'Neill for the remainder of his lifetime, unless he voluntarily terminates his employment with Alvey to accept a comparable position, at which time Alvey's obligation to pay such premiums will cease.

         On March 9, 1994, Buschman entered into an employment agreement with Christopher C. Cole, pursuant to which Mr. Cole serves as President and Chief Executive Officer of Buschman and Executive Vice President of Pinnacle at a base annual salary of $175,000. Mr. Cole's base salary is reviewed annually to consider an upward adjustment for each subsequent year during the term of the agreement. The agreement entitles Mr. Cole to an automobile, club membership, an annual bonus, life, disability and health insurance, reimbursement of legal and accounting services and to other benefit plans provided by Buschman to its other employees. The agreement with Mr. Cole contains a non-disclosure and non-competition provision which is effective for the term of his employment with Buschman.

         On September 28, 1995, Pinnacle and Alvey entered into an amended and restated employment agreement with James A. Sharp. Pursuant to the agreement, Mr. Sharp serves as Vice President and Chief Financial Officer of Pinnacle at a base salary of $127,500. His base salary is reviewed annually to consider an upward adjustment for each subsequent year. The agreement entitles Mr. Sharp to a car allowance, an annual bonus, disability and health insurance and to other benefit plans provided by Pinnacle to its other employees.

BOARD OF DIRECTORS COMMITTEES AND COMPENSATION

         Alvey and Pinnacle each have a Compensation Committee and an Audit Committee. During 1998, Alvey and Pinnacle paid non-employee directors (except directors elected or nominated by certain significant investors in Pinnacle), an annual fee of $25,000, and reimbursed each of its directors for their out-of-pocket expenses incurred in connection with serving as a director. Directors who are employed by Pinnacle or the Company do not receive a fee for serving as directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Pinnacle owns 100% of the outstanding capital stock of Alvey. The following table sets forth certain information regarding the beneficial ownership of Pinnacle Common Stock as of March 26, 1999 (i) by each person who is known by the Company to own beneficially more than 5% of Pinnacle Common Stock, (ii) by each of the directors of Alvey and Pinnacle, (iii) by each Named Executive Officer and (iv) by all directors and executive officers as a group.


NAME AND ADDRESS OF BENEFICIAL OWNER (1)(2)
-------------------------------------------                                               FULLY-DILUTED
                                                     SHARES OWNED        PERCENTAGE (3)   PERCENTAGE (4)
                                                     ------------        --------------   --------------
EXECUTIVE OFFICERS AND DIRECTORS
--------------------------------
   Prakash A. Melwani (5)(6).......................     179,243               23.9%            21.3%
   James L. Elrod, Jr. (5)(6)......................     179,243               23.9             21.3
   William R. Michaels ............................      72,187                9.6              8.6
   Frederick R. Ulrich, Jr. (7)....................      27,516                3.7              3.3
   Charles A. Dill (8).............................         667                0.1              0.1
   Christopher C. Cole (9).........................      21,667                2.8              2.6
   Stephen J. O'Neill .............................      48,902                6.5              5.8
   James A. Sharp (10) ............................      10,493                1.4              1.2

OTHER BENEFICIAL OWNERS
-----------------------
   Vestar Equity Partners, L.P. (5)................     179,243               23.9             21.3
   Chase Equity Associates,
      A California Limited Partnership (11)........      57,614                7.7              6.8
   Michael J. Tilton (12) .........................      47,170                6.3              5.6

   All Executive Officers and Directors as a
     Group (9  Persons)............................     360,674 (13)          46.3             42.8


(1) Unless otherwise noted, the address of each of the foregoing is c/o Pinnacle at 9301 Olive Blvd., St. Louis, Missouri 63132.

(2) Unless otherwise noted, sole voting and dispositive power are possessed with respect to all shares shown.

(3) The percentages under the heading "Percentages" are based upon 749,676 shares of Pinnacle Common Stock outstanding and takes into account all derivative securities held by such Beneficial Owner that are exercisable for shares of Pinnacle Common Stock within 60 days.

(4) The percentages under the heading "Fully-Diluted Percentages" are based upon 843,154 shares of Pinnacle Common Stock outstanding, which gives effect to the exercise of outstanding options exercisable within 60 days to purchase 93,477 shares of Pinnacle Common Stock.

(5) Address is c/o Vestar Capital Partners, 245 Park Avenue, 41st Floor, New York, New York 10167-4098.

(6) Includes 179,243 shares held by Vestar Equity Partners, L.P., as to which Messrs. Melwani and Elrod disclaim beneficial ownership.

(7) Includes the following number of shares held by or in trust for Mr. Ulrich's children: 705 shares of Pinnacle Common Stock held by the Lauren
       T. Ulrich Trust '89; 706 shares of Pinnacle Common Stock held by the Farrell Ulrich Trust '89; 1000 shares of Pinnacle Common Stock held by the Frederick Ulrich III Trust '92; and 605 shares of Pinnacle Common Stock held by Amy C. Ulrich.

(8) Includes 667 shares of Pinnacle Common Stock issuable upon exercise of outstanding options.

(9) Includes 20,367 shares of Pinnacle Common Stock issuable upon exercise of outstanding options.

(10) Includes 5,400 shares of Pinnacle Common Stock issuable upon exercise of outstanding options.

(11) Address is c/o Chase Venture Partners, 270 Park Avenue, New York, New York 10017.

(12) Includes 2,800 shares held by the Julie C. Tilton Trust and 2,800 shares held by the Tracy L. Tilton Trust.

(13) The 179,243 shares of Pinnacle Common Stock held by Vestar Equity Partners, L.P., as to which Messrs. Melwani and Elrod disclaim beneficial ownership, are counted once in this total.

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

         The  following  is a summary of the mAended and Restated
Stockholders Agreement (certain terms used herein are defined therein):

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

         VOTING AGREEMENT. The Amended and Restated Stockholders Agreement provides that the Board of Directors of Pinnacle shall initially consist of seven members, subject to increase or decrease upon certain specified events. As set forth in the Certificate of Designations for the Pinnacle 9% Cumulative Series A Preferred Stock (the "Series A Preferred"), in the event Pinnacle fails to achieve a certain level of EBITDA for a given year, the holders of the Series A Preferred will have the right to appoint a majority of Pinnacle's board of directors, with such newly appointed directors remaining on the board until such time as Pinnacle achieves the threshold EBITDA level for a subsequent year. Pinnacle did not attain the threshold EBITDA level for the years ended December 31, 1997 or 1998. The holders of the Series A Preferred waived their right to appoint a majority of the Pinnacle directors at this time, but they retain the right to appoint a majority of the Pinnacle directors. Pursuant to the Amended and Restated Stockholders Agreement, Pinnacle's stockholders are required to vote their shares to elect specified nominees to the board of directors.

         On and after January 24, 2004, if any shares of Pinnacle Series A Preferred Stock and any Pinnacle Warrants or Warrant Shares are outstanding, the number of directors of Pinnacle shall be increased by the Control Number (as defined below), with such additional directors to be designated by Vestar's representatives on Pinnacle's board of directors (as long as Vestar or one of its affiliates holds Series A Preferred or Warrant Shares at such time). From and after the date (if any) on which a Control Number of directors are required to be nominated and elected to the board as a result of the foregoing, if a third party offers to acquire all outstanding shares of Pinnacle common stock, the Required Warrantholders (as defined in the agreement) may, subject to certain conditions, cause the other Stockholders to accept the third-party offer and, along with the Required Warrantholders, sell all shares of Pinnacle common stock held by them to the third party.

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

CONSULTING AGREEMENT WITH MAMMOTH CAPITAL INC.

         On December 31, 1995, Pinnacle and Alvey entered into a consulting agreement with Mammoth Capital Inc., a corporation owned by Mr. Ulrich, pursuant to which Pinnacle and Alvey agreed to pay an annual fee of $200,000, subject to an annual increase at a rate of 3%, in addition to the reimbursement for its out-of-pocket expenses (the "Mammoth Agreement"). The Mammoth Agreement also provides for the payment of a transaction fee in the amount of 1% of the aggregate consideration paid or received in connection with specified merger and acquisition transaction (the "M&A Fee") and 1/2 of 1% of the gross proceeds received in connection with financing transactions involving the public or private offering of debt or equity securities of Pinnacle and Alvey or the incurrence of bank debt, other than financing transactions solely involving amendments, modifications or extensions of the Credit Agreement or the Notes (the "Financing Fee"); provided, however, that the Financing Fee shall not exceed $250,000. Pinnacle and Alvey are not obliged to pay duplicate M&A Fees and Financing Fees in connection with any single transaction or series of related transactions. The Mammoth Agreement will terminate on the earlier to occur of (i) January 24, 2004, (ii) the sale of all or substantially all of the capital stock or assets of either Pinnacle or Alvey or (iii) the death or retirement of Mr. Ulrich. In addition, the Mammoth Agreement will be terminable by Pinnacle and Alvey in the event that Mr. Ulrich fails, or is otherwise unwilling, to perform the services required by such agreement in a manner reasonably acceptable to Pinnacle and Alvey and consistent with past practices. In connection with the spin-off and related transactions as described in Note 4 to the Consolidated Financial Statements, Mammoth Capital Inc. received
$400,000 in fees for services rendered to Pinnacle and Alvey pursuant to such consulting agreement.

CONSULTING AGREEMENT WITH VESTAR

         On January 24, 1996, Pinnacle and Alvey entered into a consulting agreement with Vestar Capital Partners ("Vestar Capital"), an affiliate of Vestar, pursuant to which Pinnacle and Alvey agreed to pay an annual fee of $150,000 to Vestar Capital (the "Vestar Agreement"). The Vestar Agreement terminates on the earlier to occur of (i) the completion of an initial public offering by Pinnacle of the Pinnacle Common Stock, (ii) the occurrence of a change of control (as defined) or (iii) the date on which the Investors or certain specified transferees cease to meet a certain minimum investment level. In addition, upon consummation of the Pinnacle Preferred Stock and Warrants Offering, Pinnacle paid to Vestar Capital a one-time fee of $750,000 and reimbursed the Investors for all reasonable out-of-pocket costs and expenses (including reasonable attorneys' fees and related expenses) incurred by the Investors in connection with the Pinnacle Preferred Stock and Warrants Offering. In connection with the spin-off and related transactions as described in Note 4 to the Consolidated Financial Statements, Vestar Capital Partners received $900,000 in fees for services rendered to Pinnacle and Alvey pursuant to such consulting agreement. In addition, pursuant to an agreement between Vestar and the placement agent for a minority investment in McHugh, which was consummated immediately after the spin-off, Vestar received $500,000 of the fee payable by McHugh to the placement agent for additional services Vestar rendered to McHugh. McHugh paid this fee to Vestar after the spin-off was consummated.

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

3. EXHIBITS. The following are filed as exhibits to this Annual Report on Form 10-K:


  EXHIBIT
   NUMBER                                     DESCRIPTION                                     REFERENCE
  -------                                     -----------                                     ---------
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

                                       30

   10.2      Equity Purchase and Sale Agreement, dated as of December 13, 1995, by and among Pinnacle Automation, Inc., Alvey Systems, Inc., James
             M. Schloeman and each of the other persons or entities listed on
             Schedule A thereto                                                                  (i)
   10.3      Equity Purchase and Sale Agreement, dated as of January 24, 1996, by and among Pinnacle Automation, Inc., Alvey Systems, Inc. and Atlantic Equity
             Corporation                                                                         (i)
   10.4      Amended and Restated Stockholders Agreement, dated as of January
             11, 1996, by and among Pinnacle Automation, Inc., each of the
             Management Stockholders (as defined therein), the Raebarn
             Stockholders (as defined therein), the Series C Holders (as defined therein) and the Warrant holders (as defined therein) (i)
   10.5      Consulting Agreement, dated as of December 31, 1995, by and among Pinnacle
             Automation, Inc., Alvey Systems, Inc. and Mammoth Capital Inc.                      (i)
   10.6      Termination Agreement, dated as of December 31, 1995, by and among Pinnacle
             Automation, Inc., Alvey Systems, Inc., and Lafarick, Inc.                           (i)
   10.7      Investment Agreement, dated as of December 12, 1995, by and among Pinnacle
             Automation, Inc., Vestar Equity Partners, L.P., Chemical Equity Associates
             and Hancock Venture Partners IV--Direct Fund, L.P., as amended                      (i)
   10.8      Registration Rights Agreement, dated as of January 24, 1996, by and among
             Pinnacle Automation, Inc., Vestar Equity Partners, L.P., Chemical Equity
             Associates, Hancock Venture Partners IV--Direct Fund, L.P., and the other
             persons listed on the schedules thereto                                             (i)
   10.9      Consulting Agreement, dated as of January 24, 1996, by and among Pinnacle
             Automation, Inc., Alvey Systems, Inc. and Vestar Capital Partners                   (i)
   10.10     Purchase Agreement, dated January 19, 1996, by and among Alvey Systems,
             Inc., Pinnacle Automation, Inc. and NationsBanc Capital Markets, Inc.               (i)
   10.11     Agreement, dated as of June 1, 1998, between Vestar Capital Partners and
             Pinnacle Automation, Inc.                                                          (vi)
   10.12     Indenture, dated as of January 24, 1996, by and between Alvey Systems, Inc.
             and The Bank of New York                                                            (i)
   10.13     First Supplemental Indenture, dated as of September 30, 1998, between Alvey
             Systems, Inc. and the Bank of New York, as trustee.                                 (v)
   10.14     Registration Rights Agreement, dated as of January 24, 1996, by and among
             Alvey Systems, Inc., Pinnacle Automation, Inc. and NationsBanc Capital
             Markets, Inc.                                                                       (i)
   10.15     Credit Agreement, dated as of January 24, 1996, among Alvey Systems, Inc.,
             the lenders named therein and NationsBank N.A.                                      (i)
   10.16     Amendment No. 1 to the Credit Agreement, dated May 15, 1996, among Alvey
             Systems, Inc., the lenders named therein and NationsBank N.A.                      (ii)
   10.17     Amendment No. 2 to the Credit Agreement, dated March 14, 1997, among Alvey
             Systems, Inc., the lenders named therein and NationsBank N.A.                      (ii)
   10.18     Amendment No. 3 to the Credit Agreement, dated August 12, 1997, among Alvey
             Systems, Inc., the lenders named therein and NationsBank, N.A.                     (iii)
   10.19     Fourth Amendment, Consent, Waiver and Release, dated as of October
             26, 1998, among Alvey Systems, Inc., the Guarantors and Credit
             Parties thereto and (v) NationsBank, N. A., as Agent.                               (v)
   10.20     Pledge and Security Agreement, dated as of January 24, 1996, by Alvey
             Systems, Inc., as pledgor, in favor of NationsBank, N.A.                            (i)
   10.21     Pledge and Security Agreement, dated as of January 24, 1996, by Pinnacle
             Automation, Inc., as pledgor, in favor of NationsBank, N.A.                         (i)
   10.22     Security Agreement, dated as of January 24, 1996, by Alvey Systems, Inc.,
             and its subsidiaries, in favor of NationsBank, N.A.                                 (i)



   10.23     Non-Competition, Working Capital Guarantee and Security Agreement, dated
             April 15, 1992, by and among the Company, Busse Bros, Inc., Eugene H. Busse
             and First Wisconsin Trust Company                                                   (i)
   10.24     Non-Competition, Working Capital Guarantee and Security Agreement, dated
             April 15, 1992, by and among the Company, Busse Bros, Inc., Sheldon C. Busse
             and First Wisconsin Trust Company                                                   (i)
   10.25     Non-Competition, Working Capital Guarantee and Security Agreement, dated
             April 15, 1992, by and among the Company, Busse Bros, Inc., Lois B. Biel and
             First Wisconsin Trust Company                                                       (i)
   10.26     Stock Purchase Agreement by and among Pinnacle Automation, Inc., Alvey
             Systems, Inc., McHugh, Freeman & Associates, Inc., Weseley Software
             Development Corp. and the other signatories thereto, dated December 20,
             1995, as amended by Amendment No. 1 thereto dated January 29, 1996                  (i)
   10.27     Stock Purchase Agreement dated as of December 16, 1996 by and between Alvey
             Systems, Inc. and UNR Industries, Inc.                                             (ii)
   10.28     Asset Purchase Agreement dated as of May 9, 1995 by and among Pinnacle
             Automation, Inc., Alvey Systems, Inc., The Buschman Company, Diamond Machine
             Co. and IMH of Lynchburg, Inc.                                                      (i)
   10.29     Distribution Agreement, dated as of October 27, 1998, among Pinnacle
             Automation, Inc., Alvey Systems, Inc. and McHugh Software International, Inc.       (v)
   10.30     Tax Sharing Agreement, dated as of October 27, 1998, among Pinnacle
             Automation, Inc., Alvey Systems, Inc. and McHugh Software International, Inc.       (v)
   10.31     Second Amended and Restated Employment Agreement, dated June 2, 1997, by and
             among Pinnacle Automation, Inc., Alvey Systems, Inc. and William R. Michaels.      (iii)
   10.32     Separation Agreement and General and Special Release dated June 2, 1997, by and among Pinnacle Automation, Inc., Alvey Systems, Inc. and Michael J.
             Tilton                                                                             (iii)
   10.33     Amended and Restated Employment Agreement, dated June 27, 1995, by and among
             Pinnacle Automation, Inc. and Stephen J. O'Neill                                    (i)
   10.34     Employment Agreement, dated March 9, 1994, by and among The Buschman Company
             and Christopher C. Cole                                                             (i)
   10.35     Termination Agreement with Donald J. Weiss, dated April 26, 1996, by and among Pinnacle Automation, Inc., Alvey Systems, Inc., White Storage &
             Retrieval Systems, Inc. and Donald J. Weiss                                        (iv)
   21        List of Subsidiaries
   27        Financial Data Schedule


--------------------------------
(i) Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-2600) and incorporated herein by reference.

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

(v) Filed on an exhibit to the Company's Form 8-K filed on October 27, 1998 (No. 333-2600) and incorporated herein by reference.

(vi) Filed as an exhibit to the Company's Form 10Q filed for the quarter ended September 30, 1998 (No. 333-2600) and incorporated herein by reference.

(b) REPORTS ON FORM 8-K. The Company filed a current report on Form 8-K on October 27, 1998.

(c)  Refer to (a)(3) above.
(d)  Refer to (a)(2) above.

                            INDEX TO ALVEY SYSTEMS, INC.
                         CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----
Report of Independent Accountants                                            F-2
Consolidated Balance Sheet as of December 31, 1998 and 1997                  F-3
Consolidated Statement of Operations for the years ended
  December 31, 1998, 1997 and 1996                                           F-4
Consolidated Statement of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996                                           F-5
Consolidated Statement of Net Investment of Parent for
  the years ended December 31, 1998, 1997 and 1996                           F-7
Notes to Consolidated Financial Statements                                   F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder and
Board of Directors of
Alvey Systems, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of net investment of parent present fairly, in all material respects, the financial position of Alvey Systems, Inc. and its subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri
February 11, 1999

                        ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                          DECEMBER 31,
                                                                     ----------------------
                                                                       1998         1997
                                                                     --------     ---------
ASSETS:
Current assets:
  Cash and cash equivalents                                          $  2,499     $  2,752
  Receivables:
    Trade (less allowance for doubtful accounts of $657 and
      $1,069, respectively)                                            29,782       38,245
    Unbilled and other                                                  3,607        7,340
  Accumulated costs and earnings in excess of billings
    ($28,577 and $28,261, respectively) on uncompleted
    contracts                                                           5,910        9,963
  Inventories:
    Raw materials                                                      11,473       13,647
    Work in process                                                     5,217        2,881
  Deferred income taxes                                                11,792        8,441
  Net assets of divested operations                                     2,831       24,227
  Prepaid expenses and other assets                                     2,056          862
                                                                     --------     --------
      Total current assets                                             75,167      108,358

Property, plant and equipment, net                                     27,058       27,431
Other assets                                                            3,229        6,729
Goodwill                                                               18,381       19,145
                                                                     --------     --------
                                                                     $123,835     $161,663
                                                                     --------     --------
                                                                     --------     --------

LIABILITIES AND NET INVESTMENT OF PARENT:
Current liabilities:
  Current portion of long-term debt                                  $   185      $    230
  Accounts payable                                                    24,288        26,406
  Accrued expenses                                                    35,382        36,455
  Customer deposits                                                    5,399         7,068
  Billings in excess of accumulated costs and earnings
    ($81,784 and $80,586, respectively) on uncompleted
    contracts                                                         18,029        21,895
  Deferred revenues                                                    1,516         1,483
  Taxes payable                                                          710           833
                                                                    --------      --------
      Total current liabilities                                       85,509        94,370

Long-term debt                                                        76,696       106,758
Other long-term liabilities                                            8,246         8,777
Deferred income taxes                                                    466           286

Commitments and contingencies (Notes 4 and 12)

Net investment of Parent                                             (47,082)      (48,528)
                                                                    --------      --------
                                                                    $123,835      $161,663
                                                                    --------      --------
                                                                    --------      --------

              See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------------------------
                                                                                  1998               1997               1996
                                                                             --------------      -------------      -------------
     Net sales                                                                $    299,749       $    287,669       $    267,123
     Cost of goods sold                                                            223,277            224,458            212,522
                                                                             --------------      -------------      -------------

     Gross profit                                                                   76,472             63,211             54,601
     Selling, general and administrative expenses                                   51,654             47,296             46,716
     Research and development expenses                                               4,614              3,058              2,029
     Amortization expense                                                              780                776                877
     Operating loss (income) from divested operations                               12,934             (2,651)             9,574
     Write-off of goodwill                                                                                                11,491
     Restructuring expense                                                                             11,334
     Write-off of purchased in-process research and development costs                                                      1,000
     Other expense (income), net                                                      (440)                60              1,425
                                                                             --------------      -------------      -------------

     Operating income (loss)                                                         6,930              3,338            (18,511)
     Interest expense                                                               12,478             13,756             12,301
     Expenses associated with the spin-off of McHugh                                 1,220
     Write-off of costs associated with a discontinued public offering                                    958
                                                                             --------------      -------------      -------------
     Loss before income taxes and extraordinary item                                (6,768)           (11,376)           (30,812)
     Income tax expense (benefit)                                                    1,585             (4,057)            (1,909)
                                                                             --------------      -------------      -------------
     Loss before extraordinary item                                                 (8,353)            (7,319)           (28,903)
     Extraordinary loss, net of income tax benefit of $5,832, $0 and
        $1,328, respectively                                                         8,748                                 1,993
                                                                             --------------      -------------      -------------
     Net loss                                                                 $    (17,101)      $     (7,319)      $    (30,896)
                                                                             --------------      -------------      -------------
                                                                             --------------      -------------      -------------

                  See accompanying Notes to Consolidated Financial Statements.

                                ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (DOLLARS IN THOUSANDS)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                   ---------------------------------------
                                                                                     1998           1997            1996
                                                                                   ---------      ---------      ---------
OPERATING ACTIVITIES:
Net loss, excluding operating income (loss) from divested
 operations                                                                        $  (4,167)     $  (9,970)      $ (21,322)
Adjustments to reconcile net loss to net cash provided
 by (used for) operating activities:
  Depreciation                                                                         3,917          3,401           3,337
  Amortization                                                                           780            776             877
  Operating activities of divested operations                                         (3,966)         1,795          (2,013)
  Costs related to the spin-off of McHugh                                              6,628                          2,963
  Write-off of debt and preferred stock issuance costs                                 5,566
  Write-off of purchased in-process research and development costs                                                    1,000
  Write-off of goodwill                                                                                              11,491
  Deferred taxes, net of effect of acquisitions                                       (3,171)        (3,814)         (2,168)
  Other                                                                                                 198
  Decrease (increase) in current assets, excluding effect of acquisitions:
    Receivables                                                                       12,196         (1,697)         (3,401)
    Accumulated costs and earnings in excess of billings on
     uncompleted contracts                                                             4,053          1,905          (7,182)
    Inventories                                                                         (162)         1,360           2,247
    Other assets                                                                         108          1,741           1,079
  (Decrease) increase in current liabilities, excluding effect of acquisitions:
     Accounts payable                                                                 (2,118)        (1,925)          7,677
     Accrued expenses                                                                 (1,073)         2,254           8,963
     Customer deposits                                                                (1,669)        (3,351)         (1,108)
     Billings in excess of accumulated costs and earnings on uncompleted
      contracts                                                                       (3,866)         3,048           8,095
     Deferred revenues                                                                    33            285            (400)
     Taxes payable                                                                      (123)           510          (1,773)
     Other liabilities                                                                  (531)         2,200           2,472
                                                                                   ---------      ---------       ---------
      Net cash provided by (used for) operating activities                            12,435         (1,284)         10,834
                                                                                   ---------      ---------       ---------

INVESTING ACTIVITIES:
Cash received from the spin-off of McHugh, net of related costs                       32,278
Additions to property, plant and equipment, net                                       (3,673)        (3,190)         (7,166)
Investing activities of divested operations                                           (6,569)        (3,087)        (19,501)
Acquisition of subsidiary, net of cash acquired of $33                                                               (4,026)
Other                                                                                                  (421)           (825)
                                                                                   ---------      ---------       ---------
    Net cash provided by (used for) investing activities                              22,036         (6,698)        (31,518)
                                                                                   ---------      ---------       ---------

                    See accompanying Notes to Consolidated Financial Statements.

                                ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                      (DOLLARS IN THOUSANDS)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                   ---------------------------------------
                                                                                     1998           1997            1996
                                                                                   ---------      ---------      ---------
FINANCING ACTIVITIES:
Proceeds of borrowings                                                             $  63,410      $ 100,200       $ 132,319
Payments of debt and capital leases                                                  (93,517)       (93,930)        (80,828)
Payments of debt issuance costs and premium to repurchase Notes                       (4,551)                        (7,713)
Financing activities of divested operations                                               (7)           161             (93)
Redemption of preferred stock                                                                                       (27,593)
Net contributions from (to) Parent                                                       (59)           (80)          5,757
                                                                                   ---------      ---------       ---------
    Net cash provided by (used for) financing activities                             (34,724)         6,351          21,849
                                                                                   ---------      ---------       ---------
Net increase (decrease) in cash and cash equivalants                                    (253)        (1,631)          1,165
Cash and cash equivalents, beginning of year                                           2,752          4,383           3,218
                                                                                   ---------      ---------       ---------
Cash and cash equivalents, end of year                                             $   2,499      $   2,752       $   4,383
                                                                                   ---------      ---------       ---------
                                                                                   ---------      ---------       ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest on financings                                                           $ 12,948      $   12,674       $   6,777
  Income taxes                                                                          594             422           1,281

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
 Alvey Systems, Inc. purchased Real Time Solutions in 1996.
  In conjunction with the acquisition, liabilities were assumed as follows:
   Fair value of assets acquired                                                                                  $   4,547
   Fair value assigned to goodwill                                                                                    2,192
   Cash paid concurrent with acquisition, including payment of debt of
    acquired company and excluding cash acquired                                                                     (4,026)
                                                                                                                   ---------
   Liabilities assumed                                                                                            $   2,713
                                                                                                                  ---------
                                                                                                                  ---------

                    See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF NET INVESTMENT OF PARENT
                           (DOLLARS IN THOUSANDS)

                                                                  NET INVESTMENT
FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998                 OF PARENT
                                                                  -------------
Balance December 31, 1995                                          $   (15,719)
Net loss                                                               (30,896)
Net investment of Parent                                                 5,757
Preferred stock dividend declared (Note 9)                                (271)
                                                                   -----------
Balance December 31, 1996                                              (41,129)
Net loss                                                                (7,319)
Net contribution to Parent                                                 (80)
                                                                   -----------
Balance December 31, 1997                                              (48,528)
Net loss                                                               (17,101)
Spin off of McHugh                                                      17,508
Net investment of Parent                                                 1,039
                                                                   -----------
Balance December 31, 1998                                          $   (47,082)
                                                                   -----------
                                                                   -----------

         See accompanying Notes to Consolidated Financial Statements.

                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     Alvey Systems, Inc. ("Alvey") is a wholly owned subsidiary of Pinnacle Automation, Inc. ("Pinnacle" or "Parent"). Pinnacle has no operations and no assets other than its investment in Alvey. Alvey, with its subsidiaries (the "Company"), is a leading materials handling and information systems company which provides integrated solutions to a wide range of manufacturing and distribution applications. The Company develops software and controls for materials handling systems and manufactures a broad range of industrial equipment such as conveyors, palletizers, depalletizers, carousels, sorters and robotics which carry out the physical acts of loading and unloading, sorting and transporting raw materials and finished products.

     The accompanying financial statements of the Company include the accounts of Alvey and its five operating subsidiaries: McHugh Software International, Inc. ("McHugh"), located in Waukesha, Wisconsin, and its wholly-owned subsidiaries, Weseley Software Development Corp. ("Weseley" or "WSDC"), Software Architects, Inc. ("SAI") and Gagnon & Associates, Inc. ("Gagnon"); Busse Bros., Inc. ("Busse"), located in Randolph, Wisconsin; The Buschman Company ("Buschman"), located in Cincinnati, Ohio; White Systems, Inc. ("White") located in Kenilworth, New Jersey and Real Time Solutions, Inc. ("RTS"), located in Napa, California. See Note 3 for additional information on the Weseley, RTS, SAI and Gagnon acquisitions. See Note 4 for discussion of divested operations which include the spin-off of McHugh and its subsidiaries which was effected on October 27, 1998, the planned divestiture of Busse and the disposition of a product line at White.

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

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Alvey and Alvey's wholly owned subsidiaries: McHugh, Busse, Buschman, White and RTS. All significant intercompany transactions, which primarily consist of sales, have been eliminated. The operating results of divested operations, including McHugh, Busse and the loss from the disposition of a product line, are reflected in the Company's consolidated statement of operations as operating loss (income) from divested operations. The net assets of divested operations are presented as a separate line item in the Company's consolidated balance sheet. The financial statements of prior years have been reclassified to be consistent with the current year with respect to divested operations.

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

     At December 31, 1998, the net investment of Parent consists of cumulative contributions of capital to Alvey by Pinnacle of $10.5 million, cumulative losses before extraordinary losses of $25.0 million, extraordinary losses of $18.3 million and an aggregate accretion/payment of $14.3 million of paid-in-kind dividends on preferred stock. At December 31, 1997, the net investment of Parent consists of cumulative contributions of capital to Alvey by Pinnacle of $8.7 million, cumulative losses before extraordinary losses of $33.4 million, extraordinary losses of $9.5 million and an aggregate accretion/payment of $14.3 million of paid-in-kind dividends on preferred stock.

                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximates book value at December 31, 1998 and 1997, based on terms available to the Company in financial markets.

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

     McHugh recognized software license fee revenue upon the later to occur of (i) the execution of a software license agreement and (ii) delivery of the standardized software to the customer. McHugh licensed its software to customers on a perpetual, non-exclusive basis. Implementation, training and consulting revenues were recognized as the services were rendered (fixed-fee revenues were recognized on a percentage-of-completion basis). Annual maintenance and support revenues consisted of ongoing support and product updates and were recognized ratably over the term of the particular maintenance agreement in place with a customer. Revenues for McHugh's hardware and peripheral sales were recognized upon shipment.

     SOFTWARE DEVELOPMENT COSTS

     Certain costs incurred in developing software products for resale were previously capitalized and amortized on a product-by-product basis using the greater of the ratio that current gross revenues for a product bear to the current and anticipated future gross revenues for that product or the straight-line method over the estimated five year economic life of the product. The costs consisted of salaries, computer expenses and other overhead costs directly related to the development and/or major enhancement of software products. Such costs were capitalized, to the extent they were recoverable through future sales, from the time the product's technological feasibility was established up to its general release to customers. Costs incurred before or after this period were expensed as incurred except for major product improvements, which were capitalized as described above. Net unamortized capitalized software development costs were $414,000 at December 31, 1997 and are included in net assets of divested operations. Amortization of capitalized software costs included in cost of goods sold in the consolidated statement of operations totaled $864,000 in 1996, which included the write-off of $659,000 of capitalized software development costs that were not expected to be recoverable through future sales. Additionally, $158,000, $189,000 and $189,000 of software amortization is included in operating loss (income) from divested operations in the consolidated statement of operations for the years ended December 31, 1998, 1997 and 1996, respectively.

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

     Useful lives by major asset category are as follows:

     Building and improvements..................................7 to 25 years
     Machinery and equipment....................................3 to 12 years
     Office furniture and equipment.............................3 to 10 years

     GOODWILL AND OTHER INTANGIBLE ASSETS

     The excess of cost over the fair market value of net assets acquired in purchase transactions has been recorded as goodwill to be amortized over a period of 40 years, except for goodwill related to RTS, which is being amortized over 10 years. Management assesses the carrying value of goodwill for recoverability based on an analysis of future expected undiscounted cash flows from the underlying operations.

     At December 31, 1996 the Company recorded a charge of $11.5 million for the write-off of goodwill at one of its subsidiaries. This write-off represents the entire amount of remaining goodwill at December 31, 1996 recorded by that subsidiary which was considered to be impaired due to historical losses and uncertainty regarding

                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

future income and cash flows. See Note 7 for further discussion.

     Debt issuance costs and agreements not to compete are amortized over the life of the related agreements. All intangible assets are amortized using the straight-line method.

     LONG-LIVED ASSETS

     Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted cash flows estimated to be generated by those assets and a loss is recorded when such value is less than the assets' carrying amount.

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

     Income taxes are based upon income for financial reporting purposes. Deferred income taxes are provided for the temporary differences between the financial reporting bases and the income tax bases of the Company's assets and liabilities. The tax rates expected to be in effect when such differences are reflected in the Company's income tax returns are used in calculating the deferred tax asset or liability. The major temporary differences that give rise to deferred taxes include retainage, depreciation, warranty and inventory costs, deferred compensation, restructuring and various other reserves. See Note 10 for additional information.

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

     NEW ACCOUNTING STANDARDS:

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Adoption of FAS 130 did not significantly impact the company's financial reporting.

                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 131, "Disclosures about segments of an Enterprise and Related Information" (FAS 131), which requires public entitles to report information about operating segments in annual financial statements and requires that selected information about operating segments be reported in interim financial reports issued to shareholders. Adoption of FAS 131 did not significantly impact the Company's financial reporting.

3. ACQUISITIONS

     WESELEY ACQUISITION

     In January 1996, McHugh purchased all of the outstanding capital stock of Weseley for $15 million in cash. The acquisition, which was recorded pursuant to the purchase method of accounting, was financed with a portion of the proceeds of the Debt Offering as described in Note 8. The excess of the cost of the acquisition over the fair value of net assets acquired (including purchased in-process research and development, as further described below) of $5.1 million was recorded as goodwill and is being amortized over a period of 10 years. The consolidated financial statements of the Company include the results of operations and cash flows of Weseley from its date of acquisition through the date of the McHugh spin-off.

     Based on the results of an independent appraisal, $11.7 million of the Weseley purchase price was allocated to in-process research and development costs at the date of acquisition and was recorded as a write-off of purchased in-process research and development in the Company's consolidated statement of operations during the first quarter of 1996.

     Under the terms of the purchase agreement, subject to the continued employment of the former principal shareholder of Weseley and certain other conditions, certain employees of Weseley had an opportunity to earn stay bonuses in the aggregate of $625,000 per year for each of eight years immediately following the acquisition of Weseley which will be charged to income in the year earned and employee incentive compensation up to an aggregate maximum of $13 million, based on Weseley's achievement of defined levels of earnings before interest, income tax, depreciation, amortization, management fees and extraordinary losses, which will be charged to income when such amounts are estimable and payment thereof is deemed probable. During 1997, the employment of the former principal shareholder of Weseley was terminated and another former shareholder of Weseley left the Company. See also Note 12 for related discussion. As a result, in 1998 the remaining former shareholders of Weseley renegotiated their stay bonus agreement to reduce the amount of the annual stay bonuses to approximately $400,000 per year for the next four years. During 1998, 1997 and 1996, amounts of $400,000, $275,000 and $625,000, respectively, related to the stay bonus were charged to operating loss (income) from divested operations in the consolidated statement of operations. No payments were made or expense recognized in 1998, 1997 or 1996 related to the employee incentive compensation agreement.

     RTS ACQUISITION

     In December 1996, Alvey purchased all of the outstanding capital stock of RTS for $4.1 million in cash. The acquisition, which was recorded pursuant to the purchase method of accounting, was financed through the Company's working capital facility. The excess of the cost of the acquisition over the fair value of net assets acquired (including purchased in-process research and development, as further described below) of $2.2 million was recorded as goodwill and is being amortized over a period of 10 years. The consolidated financial statements of the Company include the results of operations and cash flows of RTS from its date of acquisition.

     Based on the results of an independent appraisal, $1.0 million of the RTS purchase price was allocated to in-process research and development costs at the date of acquisition and was recorded as a write-off of purchased in-process research and development in the Company's consolidated statement of operations during the fourth quarter of 1996.

                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The pro forma results of operations of the Company for 1996 would not have been materially different from reported results had either or both of the Weseley and RTS acquisitions taken place on January 1, 1996. Accordingly, pro forma financial information for the Weseley and RTS acquisitions is not presented.

     SAI ACQUISITION

     On April 1, 1998, McHugh purchased all of the outstanding capital stock of SAI for $1.5 million in cash. The acquisition was financed through the Company's working capital facility. In addition, subject to their continued employment, certain employees of SAI have an opportunity to earn stay bonuses in the aggregate of $1.1 million per year for each of the next four years. During 1998, $656,000 was charged to operating loss (income) from divested operations in the consolidated statement of operations related to such stay bonuses. At closing, McHugh also granted options to purchase an aggregate number of shares equal to 1.5% of the common stock of McHugh. Additional options in an aggregate amount corresponding to 0.5% of the common stock of McHugh will be awarded to certain SAI employees on the first through the fourth anniversaries of the acquisition date, commencing April 1, 1999. The exercise price of all such options is equal to the fair market value of the common stock of McHugh on the option grant date. The options vest ratably over four years, expire on the eighth anniversary of the date of grant and are only exercisable upon the occurrence of certain trigger events set forth in the option agreements. The excess of the cost of the acquisition over the estimated fair value of net assets acquired (including purchased in-process research and development, as further described below) of $49,000 was recorded as goodwill and is being amortized over a period of five years. The consolidated financial statements of the Company include the results of operations and cash flows of SAI from its date of acquisition through the date of the McHugh spin-off.

     Based on an independent appraisal, $1.1 million of the SAI purchase price was allocated to in-process research and development costs at the date of acquisition and was recorded as a write-off of purchased in-process research and development (included in operating loss (income) from divested operations) in the Company's consolidated statement of operations during the second quarter of 1998.

     GAGNON ACQUISITION

     On May 15, 1998, McHugh purchased all of the outstanding capital stock of Gagnon for $1.9 million in cash. The acquisition was financed through the Company's working capital facility. In addition, subject to their continued employment, certain employees of Gagnon have an opportunity to earn stay bonuses in the aggregate of $600,000 per year for each of the next three years. During 1998, $250,000 was charged to operating loss (income) from divested operations in the consolidated statement of operations related to such stay bonuses. At closing, McHugh also granted options to purchase an aggregate number of shares equal to 0.25% of the common stock of McHugh. Additional options in an aggregate amount corresponding to 0.25% of the common stock of McHugh will be awarded to certain Gagnon employees on the first through the third anniversaries of the acquisition date, commencing May 15, 1999. The exercise price of all such options is equal to the fair market value of the common stock of McHugh on the option grant date. The options vest ratably over four years, expire on the eighth anniversary of the date of grant and are only exercisable upon the occurrence of certain trigger events as set forth in the option agreements. The excess of the cost of the acquisition over the estimated fair value of net assets acquired (including purchased in-process research and development, as further described below) of $370,000 was recorded as goodwill and is being amortized over a period of five years. The consolidated financial statements of the Company include the results of operations and cash flows of Gagnon from its date of acquisition through the date of the McHugh spin-off.

     Based on an independent appraisal, $1.7 million of the Gagnon purchase price was allocated to in-process research and development costs at the date of acquisition and was recorded as a write-off of purchased in-process research and development (included in operating loss (income) from divested operations) in the Company's

                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated statement of operations during the second quarter of 1998.

     The pro-forma results of operations of the Company would not have been materially different from reported results had either or both of the SAI and Gagnon acquisitions taken place on January 1, 1998, 1997 or 1996, respectively. Accordingly, pro forma financial information for the SAI and Gagnon acquisitions is not presented.

     As described in Note 4, McHugh and its subsidiaries, including Weseley, SAI and Gagnon, were spun-off by Alvey to Pinnacle and from Pinnacle to its common stockholders on October 27, 1998. The operating results and net assets of McHugh and its subsidiaries are included in the Company's consolidated statement of operations as operating loss (income) from divested operations and in the consolidated balance sheet as net assets of divested operations.

4.   DIVESTED OPERATIONS

     MCHUGH

     During October 1998, the Company issued as a dividend its previously held shares in McHugh to Pinnacle. On October 27, 1998, Pinnacle effected a spin-off of the common stock of McHugh to Pinnacle's stockholders. Subsequent to the spin-off and a sale of a minority interest in McHugh for $50 million in cash, Alvey received a cash payment from McHugh of approximately $36.5 million for full payment of a note established at the time of the spin-off representing McHugh's intercompany debt to Alvey totaling approximately $34.8 million on the date of the spin-off and the payment of a tax free dividend from McHugh to Alvey of approximately $1.7 million. As discussed in Note 8, Alvey used $33.9 million of the proceeds to repurchase $30 million of its Senior Subordinated Notes due 2003 ("the Notes") at a premium of $3.9 million. Such payment occurred on November 25, 1998. During October 1998, the Company purchased 343,545 shares of newly issued McHugh common stock for $3,435, which were issued as a dividend by Alvey to Pinnacle. As discussed in Note 9, the holders of Pinnacle Series A, Series B and Series C Preferred Stock (collectively, the "Pinnacle Preferred Stock") exchanged 18,600 shares of Pinnacle Preferred Stock for 343,514 shares of newly created classes of common stock of McHugh.

     The Company also recorded a non-recurring, non-operating charge to income in the fourth quarter of 1998 approximating $1.2 million relative to costs of the McHugh spin-off.

     BUSSE

     In 1998 the Company decided that Busse was not central to its strategic plan, and as a result, management began the process to divest Busse. Based on information received as a result of this process, management believes that there has been an in impairment of Busse assets for which a charge to operations of $3.2 million was recorded in the fourth quarter of 1998.

     WHITE PRODUCT LINE

     On December 28, 1998, a product line at White was sold for approximately $1.2 million in cash. Costs incurred by the Company in connection with this sale totaled approximately $2.0 million and a loss on sale of the product line was recorded in the fourth quarter of 1998 totaling approximately $798,000. Such costs incurred by the Company consisted of the book value of the related inventory, a rental obligation, severance costs, a fixed asset write-down and warranty costs.

     The operating loss (income) of McHugh and Busse as well as the loss on sale of the product line are reflected in the Company's consolidated statement of operations as operating loss (income) from divested

                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations for the years ended December 31, 1998, 1997 and 1996. The net assets of McHugh and Busse are reflected in the Company's consolidated balance sheet as net assets of divested operations at December 31, 1998 and 1997, respectively. Primary components of the operating (loss) income from divested operations and net assets of divested operations are reflected below.

     Operating (loss) income from divested operations for the three years ended December 31 (in thousands):


                                                           1998            1997            1996
                                                        -----------     -----------     -----------
         Net sales                                        $ 82,716         $85,553       $64,667
         Cost of goods sold                                 59,236          54,939        44,239
                                                        -----------     -----------     -----------
             Gross profit                                   23,480          30,614        20,428

         Selling, general and administrative
             expenses                                       21,156          17,170        14,755
         Research and development
             expenses                                        7,790           6,005         2,768
         Write-off of purchased in-process
             research and development costs                  2,800              --        11,700
         Restructuring expense                                  --           3,950            --
         Amortization expense                                  660             887           826
         Loss on sale of product line                          798              --            --
         Loss due to impairment of assets                    3,200              --            --
         Other expense (income), net                            10             (49)          (47)
                                                        -----------     -----------     -----------
             Operating (loss) income from
                  divested operations                     $(12,934)        $ 2,651       $(9,574)
                                                        -----------     -----------     -----------
                                                        -----------     -----------     -----------

             Net assets of divested operations at December 31 (in thousands):

                                                              1998                 1997
                                                          -----------           ----------
         Current assets                                        $3,235             $27,739
         Property, plant and equipment, net                     3,658               8,028
         Goodwill, net                                          1,385               6,006
         Other assets                                             182               2,112

         Less:
         Current liabilities                                    5,472              15,658
         Other liabilities                                        157               4,000
                                                          -----------           ----------
         Net assets of divested operations                     $2,831             $24,227
                                                          -----------           ----------
                                                          -----------           ----------

                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. RESTRUCTURING AND OTHER CHARGES

     During the second quarter of 1997, the Company recorded a $15.3 million restructuring charge ($9.2 million, net of tax), of which $4.0 million is included in operating loss (income) from divested operations in the accompanying financial statements. The restructuring charge included costs to discontinue offering certain proprietary systems software products at one subsidiary, to reorganize and reduce the size of the Company's corporate organization and to restructure and streamline the executive and marketing functions at McHugh. Costs to discontinue certain proprietary software products consist primarily of costs to complete certain projects incorporating this software, payroll and facility charges during the phase-out of the product, severance charges, sales returns and allowances (relative to prior period sales) anticipated as a result of the discontinuance, the write-off of assets that became obsolete or slow-moving as a result of the discontinuance and other miscellaneous restructuring costs. The corporate reorganization and the McHugh reorganization charges are primarily severance costs. The subsequent reduction of accrued restructuring costs consisted primarily of the recording of sales returns and allowances, the write-off of obsolete and slow-moving assets, payroll and facility costs associated with the discontinued software products, costs to complete projects involving the discontinued products, severance and other costs. It is anticipated that costs accrued as restructuring by non-divested operations will be fully paid by December 31, 1999 and costs accrued as restructuring by divested operations (primarily severance) will be fully paid by April 30, 2004. Costs relative to the McHugh reorganization (included in the table below) are included in net assets of divested operations in the consolidated balance sheet of the Company. (See Note 4.)

     The following table presents a roll-forward of the liabilities, both current and long-term, for restructuring from the initial accrual to December 31, 1998:

                               COSTS TO DISCONTINUE        CORPORATE             MCHUGH
                                PRODUCT OFFERINGS        REORGANIZATION       REORGANIZATION            TOTAL
                               --------------------      --------------       --------------       ----------------
Initial accrual                    $      8,566           $     2,768           $   3,950            $   15,284
Reductions/payments                      (5,644)               (1,352)               (746)               (7,742)
                                   ------------           ------------          -----------          -----------
December 31, 1997 balance                 2,922                 1,416               3,204                 7,542
Reductions/payments                      (2,515)                 (934)               (840)               (4,289)
Spin-off of McHugh                           --                    --              (2,364)               (2,364)
                                   ------------           ------------          -----------          -----------
December 31, 1998 balance          $        407           $       482           $      --            $      889
                                   ------------           ------------          -----------          -----------
                                   ------------           ------------          -----------          -----------


     In addition, a one-time asset write-down and other non-recurring charge totaling $2.3 million ($1.4 million, net of tax) were recorded in the second quarter of 1997. These non-recurring charges to operating income primarily include a write-down in the carrying value of inventory at a restructured subsidiary, employee relocation costs associated with exiting certain product offerings and costs associated with bringing restructured production facilities up to Company standards.

     In the fourth quarter of 1997, legal, accounting and other charges totaling $958,000 related to a planned initial public offering of common stock of McHugh were charged to income as the Company decided not to proceed with the initial public offering.

                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, net consists of the following (in thousands):

                                                                          DECEMBER 31,
                                                                ----------------------------
                                                                    1998            1997
                                                                ------------    ------------
      Land                                                      $     3,129     $     3,129
      Buildings and improvements                                     17,773          17,512
      Machinery and equipment                                         9,426           8,605
      Office and other equipment                                     16,007          13,800
      Property held under capital lease                                 949             833
                                                                ------------    ------------
                                                                     47,284          43,879
      Less:  Accumulated depreciation and amortization,
         including $377 and  $266, respectively, related
         to property held under capital lease                       (20,226)        (16,448)
                                                                ------------    ------------
                                                                $    27,058     $    27,431
                                                                ------------    ------------
                                                                ------------    ------------

     Depreciation expense for leased equipment was $218,000, $126,000 and $114,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Future minimum lease payments under the capital leases and the present value of the net minimum lease payments at December 31, 1998 are as follows (in thousands):

     1999                                                          $       203
     2000                                                                  303
                                                                   -----------
     Total minimum lease payments                                          506
       Less:  Amount representing interest                                  56
                                                                   -----------
     Present value of minimum lease payments at December 31,
       1998, including current portion of $185                     $       450
                                                                   -----------
                                                                   -----------

     Certain other office equipment, automobiles and office space are utilized by the Company under operating leases which resulted in rental expense for non-divested operations of $3.7 million, $3.4 million and $2.9 million in 1998, 1997, and 1996, respectively. Commitments under these leases total $3.3 million in 1999, $2.9 million in 2000, $2.7 million in 2001, $2.3 million in 2002, $1.9 million in 2003 and $4.0 million in the aggregate in years thereafter.

                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. GOODWILL

     Goodwill is summarized as follows (in thousands):

                                                                DECEMBER 31,
                                                       ---------------------------------
                                                           1998                 1997
                                                       ------------         ------------
Goodwill                                               $    23,208          $    23,208
Less:  Accumulated amortization                             (4,827)              (4,063)
                                                       ------------         ------------
                                                       $    18,381          $    19,145
                                                       ------------         ------------
                                                       ------------         ------------

     During 1996, the Company wrote-off $11.5 million of goodwill representing the full amount of remaining goodwill at one subsidiary which was considered to be impaired due to historical losses, uncertainty regarding future income and uncertainty regarding future cash flows. This impairment was determined by analyzing future expected undiscounted cash flows from the underlying operations. The amount of the write-off was determined using future expected discounted cash flows from the underlying operations.

8. LONG-TERM DEBT

     The detail of long-term debt follows (in thousands):

                                                                                   DECEMBER 31,
                                                                               1998             1997
                                                                            ----------        ----------
      11 3/8% Senior Subordinated Notes due
         January 31, 2003                                                   $   70,000        $  100,000
      Revolving Credit Facility - weighted average rate of 8.05%
         at December 31, 1998, due January 24, 2001                              6,400             6,500
      Capital lease obligations and other                                          481               488
                                                                            ----------        ----------
                                                                                76,881           106,988
      Less:  Current portion                                                       185               230
                                                                            ----------        ----------
                                                                            $   76,696        $  106,758
                                                                            ----------        ----------
                                                                            ----------        ----------

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

                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In connection with the spin-off of McHugh on October 27, 1998, as described in Note 4, the holders of the Notes consented to an amendment of the indenture for the Notes to, among other things, (i) permit the spin-off of McHugh, (ii) permit Alvey to increase borrowings under the revolving credit facility by $10 million, and (iii) make modifications to certain covenants. Alvey and the trustee for the bondholders entered into the First Supplemental Indenture evidencing such terms on September 30, 1998. To obtain the consent of its bondholders, Alvey agreed to, among other things, (i) pay a consent premium of $46.00 in cash for each $1,000 principal amount of Notes for which a consent was properly delivered prior to the expiration of the consent solicitation (approximately $4.6 million) and (ii) immediately after the consummation of the spin-off, commence an offer to all of its bondholders, on a pro rata basis, to purchase up to $30 million in aggregate principal amount of the Notes at a cash purchase price equal to 113% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the date of purchase. On November 25, 1998, $30 million of Notes were repurchased at a premium of $3.9 million. In connection with obtaining bondholder consent, the Company incurred other expenses totaling $518,000. The consent premium, the premium on the Notes repurchased and other expenses incurred (approximating $9.0 million) along with the write-off of unamortized costs remaining from the original indenture totaling $4.5 million, were recorded as an extraordinary loss, less related tax benefits of $5.4 million, in the fourth quarter of 1998. Debt issuance costs related to the indenture amendment totaling $1.6 million are being amortized over the remaining term of the Notes.

     Concurrent with the consummation of the Debt Offering, Alvey entered into a credit agreement (the "Credit Agreement") for a $30 million revolving credit facility (the "Revolving Credit Facility") which is guaranteed by Pinnacle and each direct and indirect subsidiary of Alvey. Indebtedness of Alvey under the Credit Agreement is secured by substantially all of the personal property of Alvey and its subsidiaries, all capital stock of Alvey and 100% of the capital stock of its domestic subsidiaries (other than the portion of the shares of capital stock of Busse which are pledged to secure certain non-compete payments). Indebtedness under the Revolving Credit Facility bears interest at a rate based upon, at Alvey's option, (i) the Base Rate (as defined in the Revolving Credit Facility) plus 1.0% or (ii) the Euro-dollar Rate (as defined in the Revolving Credit Facility) for one, two, three, six or, if available, nine or twelve months, plus 2.0%; provided, however, the interest rate margins are subject to 0.25% increases or decreases based upon Alvey's achievement of certain performance targets. Commitment fees accrue on the average daily unused portion of the Revolving Credit Facility at 0.5% per annum and are payable quarterly. The Revolving Credit Facility expires January 24, 2001. Effective October 26, 1998, the revolving credit facility was amended to (i) allow the spin-off of McHugh as described in Note 4, (ii) allow a $10 million increase in the commitment amount of the facility within 60 days of the consummation of the spin-off with certain restrictions, and (iii) amend certain debt covenants. Effective December 3, 1998, the Company increased the commitment amount under the revolving credit facility to $35 million. Debt issuance costs approximating $618,000 were incurred in amending the revolving credit facility at October 26, 1998 and are being amortized with certain other costs over the life of the remaining facility. Unamortized costs incurred in 1996 with the original issuance of the revolving credit facility totaling $332,000, net of applicable income tax benefits of $133,000, were written off during the fourth quarter of 1998 and accounted for as an extraordinary loss. At December 31, 1998, $28.0 million of borrowing capacity within the current debt covenant limitations remained available under the Revolving Credit Facility.

     Under the Credit Agreement, the Company has provided standby letters of credit at December 31, 1998 in the amount of $621,000 as security for payment of the Company's workers' compensation claims. Outstanding letters of credit bear a 2.0% per annum fee, which is payable quarterly.

     Virtually all of the tangible assets of the Company are pledged as collateral under the Credit Agreement. Restrictive covenants of outstanding debt instruments include the maintenance of certain key ratios as well as limitations on capital expenditures, incurrence of additional debt, stock issuances and the payment of cash dividends. The Company was in compliance with such financial covenants at December 31, 1998.

                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   REDEEMABLE PREFERRED STOCK AND RECAPITALIZATION OF PINNACLE

     Concurrent with the consummation of the Debt Offering (see Note 8), Pinnacle sold redeemable preferred stock and warrants to purchase its common stock to an investor group for $30 million in cash proceeds (the "Preferred Stock Offering"). The proceeds of the Preferred Stock Offering, together with a dividend from Alvey to Pinnacle, were used to repurchase certain shares of Pinnacle's outstanding common stock and to redeem Pinnacle's Series A Senior Cumulative Exchangeable Preferred Stock and Cumulative Exchangeable Preferred Stock. While Alvey has not guaranteed, nor is it contingently obligated with respect to the redeemable preferred stock and warrants issued in the Preferred Stock Offering, Pinnacle has no financial resources, other than from its subsidiaries' operations, to satisfy cash requirements relative to these shares. The redeemable preferred stock and warrants from the Preferred Stock Offering have not been pushed down to Alvey's consolidated financial statements as such redeemable preferred stock and warrants are not exchangeable into securities of Alvey. At December 31, 1998 and 1997, accumulated dividends on the redeemable preferred stock totaled $10.3 million and $11.6 million, respectively.

     As part of the spin-off of McHugh as described in Note 4, the holders of Pinnacle Preferred Stock exchanged 18,600 shares of Pinnacle Preferred Stock for 343,514 shares of newly created classes of common stock of McHugh. Additionally all of the outstanding warrants from the Preferred Stock Offering were exercised in connection with the spin-off of McHugh. A portion of the original issuance costs of the Pinnacle Preferred Stock approximating $659,000, net of applicable tax benefits, were recorded as an extraordinary loss in the fourth quarter of 1998.

10.  INCOME TAXES

     Income tax expense (benefit) relative to loss before income taxes and extraordinary item is comprised of (in thousands):

                                                         1998            1997            1996
                                                     ------------    ------------    ------------
Current
   Federal                                           $     1,583     $       243     $       211
   State                                                     785             715             496
   Foreign                                                   146             130
                                                     ------------    ------------    ------------
                                                           2,514           1,088             707
Deferred
   Federal                                                  (116)         (3,108)         (1,645)
   State                                                    (813)         (2,037)           (971)
                                                     ------------    ------------    ------------
                                                     $     1,585     $    (4,057)    $    (1,909)
                                                     ------------    ------------    ------------
                                                     ------------    ------------    ------------

                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of the income tax benefit per the statutory federal income tax rate to the reported income tax expense (benefit) on loss before income taxes and extraordinary item is as follows (in thousands):

                                                         1998            1997            1996
                                                     ------------    ------------    ------------
Income tax benefit at statutory rate                 $    (2,301)    $    (3,868)    $   (10,476)
Expense (benefit) resulting from:
   Write-off of nondeductible purchased
      in-process research and development                    952                           4,318
   Valuation allowance on loss on impaired assets          1,120
   Impact of McHugh spin-off                                 806
   Write-off of nondeductible goodwill                                                     3,907
   State taxes, net of federal tax benefit                   (10)           (852)           (226)
   Foreign taxes                                             448             (21)
   Nondeductible goodwill amortization                       423             433             448
   Other                                                     147             251             120
                                                     ------------    ------------    ------------
                                                     $     1,585     $    (4,057)    $    (1,909)
                                                     ------------    ------------    ------------
                                                     ------------    ------------    ------------

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities (excluding those of divested operations) are as follows (in thousands):

                                                                 DECEMBER 31,
                                                        -----------------------------
                                                             1998            1997
                                                        ------------    -------------
Accrued insurance claims                                $     3,085     $      2,518
Inventory reserves                                            1,652            2,696
Warranty reserves                                             1,766            1,579
Employee cost accruals                                        5,614            3,103
Revenue timing differences                                      683            1,325
Accrued professional fees                                     1,255              757
Restructuring costs                                             380            1,778
Net operating loss carryforwards                              3,414            1,833
Other                                                           542              370
                                                        ------------    -------------
   Total deferred tax assets                                 18,391           15,959
                                                        ------------    -------------
Revenue timing differences                                      829            1,418
Property related items                                        5,158            5,262
Other                                                         1,078            1,124
                                                        ------------    -------------
   Total deferred tax liabilities                             7,065            7,804
                                                        ------------    -------------
   Net deferred tax asset                               $    11,326     $      8,155
                                                        ------------    -------------
                                                        ------------    -------------

     In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", management has determined that based on expected future operating plans and tax planning strategies available to the Company, the net deferred tax assets at December 31, 1998 will be utilized to offset future taxes. Therefore, no valuation reserve related to such deferred tax assets has been recorded at December 31, 1998 and 1997, respectively.

                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company's net operating loss carry forwards expire in 2000 through 2014.

     During 1997, the Company established a Foreign Sales Corporation subsidiary organized under the provisions of the Tax Reform Act of 1984.

11. EMPLOYEE BENEFIT AND STOCK OWNERSHIP PLANS

     The Company maintains 401(k) savings plans for virtually all employees who meet certain eligibility requirements, except certain union employees who participate in multi-employer pension plans. Under the plans, the employees may defer receipt of a portion of their eligible compensation with the Company matching a defined percentage of the employees' deferral. The Company's matching contributions for non-divested operations were $592,000, $541,000 and $478,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company may also elect to make discretionary profit sharing contributions for virtually all employees, except those union employees who participate in multi-employer pension plans, for which a provision of $2.1 million, $2.1 million and $1.8 million related to non-divested operations is included in the consolidated financial statements in 1998, 1997 and 1996, respectively.

     Contributions under the multi-employer pension plans are based on amounts per employee as defined in the union labor agreement. Pension expense for the union employees' pension plans was $663,000, $685,000 and $593,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company may be obligated, under the Multi-Employer Pension Plan Amendment Act of 1980, for a portion of unfunded vested benefits if there is a withdrawal or partial withdrawal from a plan, as defined within the Act. There is no intention on the part of management to withdraw their participation from a plan.

     Alvey also provides a deferred compensation plan for its former Chief Executive Officer. Beginning January 1998, the Company pays an annual benefit to this individual of $237,500 for the longer of the remainder of his life and10 years. At December 31, 1998 and 1997, $2.1 million and $2.2 million, respectively, was accrued for such benefits. Of the total accrued for this plan, $1.9 million was classified as a long-term obligation at each of December 31, 1998 and 1997. Expense of $202,000, $373,000 and $260,000 was
recorded in 1998, 1997 and 1996, respectively.

     Employee notes receivable outstanding related to purchases of Pinnacle stock to Pinnacle at December 31, 1998 and 1997 totaled $1.4 million and $1.3 million, respectively, and are reflected as a reduction of the net investment of Parent.

     Management employees of the Company have received options to purchase Pinnacle common stock which were granted at exercise prices which approximated fair market value of the shares at the dates of grant. The option terms expire eight to ten years subsequent to the grant date. Immediately prior to the spin-off of McHugh as described in Note 4, the holders of options to purchase common stock of the Company received a like number of options to purchase McHugh's common stock. Holders of options retained the same number of options in the Company with adjustments made to the exercise prices to reflect, in the good faith determination of Pinnacle's board of directors, the relative valuations of the Company and McHugh. All 1998 grants and forfeitures occurred prior to the spin-off of McHugh. Average exercise prices below have been adjusted to reflect values as adjusted in connection with the spin-off of McHugh. At December 31, 1998, exercise prices of options outstanding generally ranged between $6 and $13 per share with 11,991 options at $.38 per share and 5,000 shares at $25.42 per share. Exercise prices approximated estimated fair value at the dates of grant. The weighted average remaining life to expiration at December 31, 1998 of options exercisable between $6 and $13 is five years, for those at $.38 is four years and for those at $25.42 is eight years. At December 31, 1998, options to

                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchase 60,841 shares of common stock have vested. These options are summarized as follows:

                                                       WEIGHTED
                                                        AVERAGE                SHARES
                                                       EXERCISE                SUBJECT
                                                         PRICE                TO OPTION
                                                     --------------         -------------
Outstanding at January 1, 1996                       $      6.68                 36,691
Options granted in 1996                                     9.41                 78,825
Options forfeited in 1996                                   6.36                 (5,000)
                                                                            ------------
Outstanding at December 31, 1996                            8.64                110,516
Options granted in 1997                                     8.09                  5,500
Options forfeited in 1997                                  12.71                 (3,839)
                                                                            ------------
Outstanding at December 31, 1997                            8.47                112,177
Options granted in 1998                                    25.42                  5,000
Options forfeited in 1998                                   7.15                 (3,427)
                                                                            ------------
Outstanding at December 31, 1998                     $      9.26                113,750
                                                                            ------------
                                                                            ------------

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123" ), which addresses accounting for stock option, purchase and award plans. SFAS 123 specifies that companies utilize either the "fair value based method" or the "intrinsic value based method" for valuing stock options granted. The Company adopted SFAS 123 in 1996, and is continuing to utilize the "intrinsic value based method" for valuing stock options granted.

     Had the Company utilized the "fair value based method" to value stock options granted, the Company's net loss for 1998 and 1997 would not have been materially different from reported net loss for those years. The weighted average fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                          1998            1997
                                                      ------------    ------------
ASSUMPTIONS
   Weighted average risk-free interest rate                  6.2%            6.2%
   Weighted average expected life of option               5 years         6 years

     The Company also has agreed to provide life insurance policies, in amounts ranging from $1 million to $3 million, for two of its executive officers and two former executive officers for the remainder of their lives or until such officers voluntarily resign to accept a comparable position. Costs relative thereto are not material to the Company's consolidated financial statements.

                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

     The Company is involved in various litigation consisting almost entirely of product and general liability claims arising in the normal course of its business. After deduction of a per occurrence self-insured retention, the Company is insured at December 31, 1998 for losses up to $27 million per year for product and general liability claims. The Company has provided reserves for the estimated cost of the self-insured retention; accordingly, these actions, when ultimately concluded, are not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

     On January 13, 1998, Mitchell J. Weseley, former President and Chief Executive Officer of WSDC, commenced an arbitration in Connecticut Superior Court against WSDC alleging breach of contract and violation of the Connecticut Unfair Trade Practices Act ("CUTPA"). On January 28, 1998, WSDC filed counterclaims against Mr. Weseley principally alleging that he had breached his contractual obligations and fiduciary duty to WSDC by soliciting WSDC employees to resign from WSDC, by disparaging the management of Pinnacle and McHugh and by breaching the terms of a covenant not to compete contained in Mr. Weseley's employment contract. Arbitration proceedings concluded on June 3, 1998 and on August 31, 1998, a decision was rendered in the arbitration hearings in favor of Mr. Weseley. McHugh has resumed payments to Mr. Weseley of his salary, bonus and benefits, of which future payments will total approximately $2.2 million. The liability for such payments was previously recorded in the restructuring accrual related to the McHugh reorganization as discussed in Note 5 above. Effective with the McHugh spin-off, such liability was recorded at McHugh and is no longer included in the Company's financial statements. Damages, if any, will be determined by the arbitrator either ex parte or as part of a second hearing. To the extent such amounts paid pursuant to judgements related to lawsuits with Mr. Weseley exceed $3.4 million, Alvey has agreed to pay any such excess liability up to a maximum of $4.0 million, and McHugh has agreed to deliver a promissory note evidencing McHugh's obligation to repay Alvey any amounts so paid by Alvey.

     On April 16, 1998, Mannesmann Dematic Rapistan Corp. ("Rapistan") filed suit against Buschman in the United States District Court for the Western District of Michigan alleging infringement of three Rapistan patents relating to Buschman induction systems (the "Rapistan Dispute"). Rapistan was seeking to permanently enjoin Buschman from infringing those patents and both compensatory and treble damages. Related to Buschman's counterclaims and affirmative defenses raised in this litigation, on June 5, 1998 the Company filed a separate suit against Mannesmann Corporation ("Mannesmann") in the United States District Court for the Southern District of New York on the basis of the representations, warranties and disclosure obligations of Mannesmann with respect to the patents subject to the Rapistan Dispute at the time the Company acquired Buschman from Mannesmann in 1992. A settlement agreement was executed between Alvey, Buschman, Mannesmann and Rapistan on January 4, 1999. On January 27, 1999, the court formally entered an order of dismissal of the Rapistan litigation.

     In February 1999, the Chapter 7 Trustee for Foxmeyer Corporation, Foxmeyer Drug Company, Healthcare Transportation System, Inc., Merchandise Coordinator Services Corporation, Foxmeyer Software, Inc., and Health Mart, Inc. (collectively, "Foxmeyer") filed suit against Buschman, White, Pinnacle, Alvey and McHugh in the United States District Court for the District of Delaware alleging fraud, negligence and breach of contract relating to conveyor, carousel and warehouse management systems delivered and installed in Foxmeyer's distribution warehouse at Washington Court House, Ohio. Only McHugh and Buschman (with White as its subcontractor) had contracts with Foxmeyer. The monetary relief sought by the Foxmeyer complaint is unspecified; however compensatory and punitive damages are claimed. At this time, the Company has not been served, and therefore, answers and affirmative defenses have not been filed on behalf of the Company. Discovery has not commenced and a trial date has not been set, but the Company intends to contest the allegations made and vigorously defend the matter.

     On January 24, 1996, the Company established consulting agreements with two related parties whereby the Company is obligated to make annual payments of $350,000 plus expenses, with one contract providing for

                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

annual increases of 3%. Additionally, the Company is obligated to compensate one related party for certain merger, acquisition and financing transactions. In connection with the spin-off and related transactions as described in Note 4, Vestar Capital Partners ("Vestar") and Mammoth Capital Inc. received $900,000 and $400,000 in fees, respectively, for services rendered to Pinnacle and Alvey pursuant to such consulting agreements. In addition, pursuant to an agreement between Vestar and the placement agent for a minority investment in McHugh, which was consummated immediately after the spin-off, Vestar received $500,000 of the fee payable by McHugh to the placement agent for additional services Vestar rendered to McHugh. McHugh paid this fee to Vestar after the spin-off was consummated. Concurrent with the Debt Offering (see Note 8) and the Preferred Stock Offering (see Note 9), $750,000 was paid to one related party in January 1996. At December 31, 1995, the Company had two agreements with related parties under which the Company received investment banking and other consulting services. These agreements were to terminate in the years 2000 and 2002, respectively, however, the agreements were terminated in January 1996, concurrent with the Debt Offering (see Note 8), at a cost of $1.4 million. The agreements required annual payments by the Company totaling $500,000 plus expenses. In addition, the Company was required to pay an aggregate 2% investment banking fee on the total amount of consideration paid or received through a merger, consolidation or sale of more than 10% of Alvey's assets or outstanding securities, or the acquisition of assets or stock of another company. Costs of these agreements, including the termination fee, are included in other expense (income), net in the accompanying consolidated financial statements.

     Pursuant to the terms of an operating lease, the Company paid $0.9 million in 1996 to a related party.

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

13.  SUPPLEMENTAL BALANCE SHEET INFORMATION

     Accrued expenses include the following (in thousands):

                                                                       DECEMBER 31,
                                                             -------------------------------
                                                                  1998              1997
                                                             --------------     ------------
     Project expenses                                        $       6,058      $     6,354
     Bonuses, incentives and profit sharing                          9,244            7,625
     Wages and salaries                                              1,315            1,942
     Vacation and other employee costs                               5,762            6,824
     Interest expense                                                3,367            4,867
     Accrued professional fees                                       2,118              831
     Restructuring costs                                               889            3,627
     Other expenses                                                  6,629            4,385
                                                             --------------     ------------
                                                             $      35,382      $    36,455
                                                             --------------     ------------
                                                             --------------     ------------

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial information for the two years ended December 31, 1998 is unaudited. However, in the opinion of management, such information has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The quarterly results however, are not necessarily indicative of results for any future period.

                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Summarized quarterly financial data for fiscal 1998 and 1997 appear below (in thousands):

                                                                    NET INCOME
                                 NET SALES        GROSS PROFIT        (LOSS)
                               ------------       ------------     ------------
1998
First quarter                  $     72,182       $    17,407      $       416
Second quarter                       77,941            19,691             (226)
Third quarter                        70,213            19,797           (1,581)
Fourth quarter                       79,413            19,577          (15,710)
                               -------------      ------------     ------------
                               $    299,749       $    76,472      $   (17,101)
                               -------------      ------------     ------------
                               -------------      ------------     ------------
1997
First quarter                  $     65,922       $    15,148      $      (143)
Second quarter                       69,464            13,644          (10,531)
Third quarter                        73,941            16,978            1,730
Fourth quarter                       78,342            17,441            1,625
                               -------------      ------------     ------------
                               $    287,669       $    63,211      $    (7,319)
                               -------------      ------------     ------------
                               -------------      ------------     ------------

     The 1998 fourth quarter net loss includes extraordinary losses of $8.7 million, net of tax benefit, related to the write-off of debt issuance costs, preferred stock issuance costs and other costs of the McHugh spin-off, a non-recurring, non-operating charge to income approximating $1.2 million relative to costs of the McHugh spin-off, a loss on impairment of assets totaling $3.2 million and a loss on sale of a product line totaling $798,000. Such losses are further discussed in Notes 4, 8 and 9.

     The 1997 second quarter net loss includes a one-time restructuring charge of $9.2 million, net of applicable income tax benefits, and one-time asset write-down and other non-recurring charges totaling $1.4 million, net of applicable income tax benefits (see Note 5).

                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES

             RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                (IN THOUSANDS)

     Column A               Column B      Column C      Column D       Column E      Column F
     ---------              ---------     --------      --------       --------      --------
     Valuation              Balance at    Charged to    Charged to                   Balance at
    and Reserve             Beginning     Costs and       Other                       End of
     Accounts               of Period     Expenses      Accounts      Deductions      Period


                               FOR THE YEAR ENDED DECEMBER 31, 1996 (a)

Accounts Receivable Reserve  $  658       $  392         $175(1)       ($  463)       $  762

     (1) Reflects increase to Accounts Receivable Reserves due to acquisition of RTS.

Inventory Reserve            $1,924       $  507         $176(1)       ($  360)       $2,247

     (1) Reflects increase to Inventory Reserves due to acquistion of RTS.

                               FOR THE YEAR ENDED DECEMBER 31, 1997 (a)

Accounts Receivable Reserve  $  762       $2,694         $  0          ($2,387)       $1,069

Inventory Reserve            $2,247       $1,106         $  0          ($  609)       $2,744


                               FOR THE YEAR ENDED DECEMBER 31, 1998 (a)

Accounts Receivable Reserve  $1,069       $  373         $  0          ($  785)       $  657

Inventory Reserve            $2,744       $  818        ($269)(1)      ($  732)       $2,561

     (1) Reflects decrease to inventory reserves due to sale of product line.

(a) Balances and changes related to divested operations have been excluded from this schedule.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Stockholder and
Board of Directors of
Alvey Systems, Inc.

     Our audits of the consolidated financial statements of Alvey Systems, Inc. and its subsidiaries, referred to in our report dated February 11, 1999, appearing on page F-2 of this Annual Report on Form 10-K, also included an audit of the Financial Statement Schedule of Alvey Systems, Inc. listed at item 14(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICEWATERHOUSECOOPERS LLP
St. Louis, Missouri
February 11, 1999

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Olivette, State of Missouri, on March 26, 1999.

                                        ALVEY SYSTEMS, INC.

                                        By:   /s/  Stephen J. O'Neill
                                            ----------------------------------
                                                   Stephen J. O'Neill
                                                   Chief Executive Officer

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

           SIGNATURE                                       TITLE                                     DATE
           ---------                                       -----                                     ----
/s/  Stephen J. O'Neill                    President and Chief Executive Officer                 March 26, 1999
--------------------------------           (Principal Executive Officer)
     Stephen J. O'Neill


/s/  James A. Sharp                        Senior Vice President, Chief Financial                March 26, 1999
--------------------------------           Officer, Secretary and Assistant Treasurer
     James A. Sharp                        (Principal Financial and Accounting Officer)


/s/  William R. Michaels                   Chairman of the Board                                 March 26, 1999
--------------------------------
      William R. Michaels


/s/  Stephen J. O'Neill                    Director                                              March 26, 1999
--------------------------------
     Stephen J. O'Neill


/s/  Christopher C. Cole                   Director                                              March 26, 1999
--------------------------------
     Christopher C. Cole


/s/  Frederick R. Ulrich, Jr.              Director                                              March 26, 1999
--------------------------------
      Frederick R. Ulrich, Jr.


/s/  Prakash A. Melwani                    Director                                              March 26, 1999
--------------------------------
      Prakash A. Melwani


/s/  James L. Elrod, Jr.                   Director                                              March 26, 1999
--------------------------------
     James L. Elrod, Jr.


/s/  Charles A. Dill                       Director                                              March 26, 1999
--------------------------------
      Charles A. Dill