Form 10-Q
period 1999-03-31
ALVEY SYSTEMS INC
filed 1999-05-10
CIK 1011066

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the
-------- Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1999.

         Transition report pursuant to Section 13 or 15(d) of the Securities -------- Exchange Act of 1934.

For the transition period from                  to
                               ----------------    ------------------------

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

The number of shares of common stock outstanding at April 30, 1999 was 1,000 shares.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX
                                                                         Page
                                                                        Number
                                                                        ------
Part I -- Financial Information

         Item 1. Financial Statements

                 Consolidated Statement of Operations -
                 three months ended March 31, 1999 and 1998
                 (Unaudited)                                                 3

                 Consolidated Balance Sheet - March 31, 1999
                 (Unaudited) and December 31, 1998                           4

                 Consolidated Statement of Cash Flows -
                 three months ended March 31, 1999 and 1998
                 (Unaudited)                                               5-6

                 Consolidated Statement of Net Investment
                 of Parent for the three months ended March 31,
                 1999 (Unaudited)                                            7

                 Notes to Consolidated Financial Statements
                 (Unaudited)                                              8-11

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           11-17

         Item 3. Quantitative and Qualitative Disclosure about
                 Market Risk                                                17

Part II -- Other Information

         Item 6. Exhibits and Reports on Form 8-K                           17

Signature                                                                   17

PART I.  FINANCIAL  INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                                    ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF OPERATIONS
                                                (UNAUDITED)
                                          (DOLLARS IN THOUSANDS)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                  1999               1998
                                                                            ---------------   ----------------
Net sales                                                                    $      77,535     $       72,182
Cost of goods sold                                                                  57,865             54,775
                                                                               ------------      -------------
    Gross profit                                                                    19,670             17,407

Selling, general and administrative expenses                                        12,290             11,767
Research and development expenses                                                    1,047                873
Amortization expense                                                                   195                195
Operating loss (income) from divested operations                                     (171)                921
Other expense (income), net                                                             33              (548)
                                                                               ------------      -------------
     Operating income                                                                6,276              4,199

Interest expense                                                                     2,416              3,458
                                                                               ------------      -------------
Income before income taxes                                                           3,860                741

Income tax expense                                                                   1,627                325
                                                                            ---------------      -------------
Net income                                                                   $       2,233     $          416
                                                                            ---------------      -------------
                                                                            ---------------      -------------

        See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                        MARCH 31,       DECEMBER 31,
                                                                                          1999             1998
                                                                                       (UNAUDITED)
                                                                                   ----------------     -------------
ASSETS
Current assets:

   Cash and cash equivalents                                                         $      23,559      $         2,499
   Receivables:
     Trade (less allowance for doubtful accounts of $664 and  $657, respectively)           47,764               29,782
     Unbilled and other                                                                      2,682                3,607
   Accumulated costs and earnings in excess of billings on uncompleted contracts             3,768                5,910
   Inventories:
     Raw materials                                                                          12,983               11,473
     Work in process                                                                         5,919                5,217
   Deferred income taxes                                                                    10,273               11,792
   Net assets of divested operations                                                         2,395                2,831
   Prepaid expenses and other assets                                                         1,863                2,056
                                                                                   ----------------     ----------------
     Total current assets                                                                  111,206               75,167

Property, plant and equipment, net                                                          26,685               27,058
Other assets                                                                                 3,102                3,229
Goodwill, net                                                                               18,210               18,381
                                                                                   ----------------     ----------------
                                                                                     $     159,203      $       123,835
                                                                                   ----------------     ----------------
                                                                                   ----------------     ----------------

LIABILITIES AND NET INVESTMENT OF PARENT
Current liabilities:
   Current portion of long-term debt                                                 $         180      $           185
   Accounts payable                                                                         21,845               24,288
   Accrued expenses                                                                         27,247               36,092
   Customer deposits                                                                        10,110                5,399
   Billings in excess of accumulated costs and earnings on uncompleted contracts            56,385               18,029
   Deferred revenues                                                                         1,532                1,516
                                                                                   ----------------     ----------------
     Total current liabilities                                                             117,299               85,509

Long-term debt                                                                              78,251               76,696
Other long-term liabilities                                                                  8,091                8,246
Deferred income taxes                                                                          428                  466

Commitments and contingencies (Note 5)

Net investment of Parent                                                                  (44,866)             (47,082)
                                                                                   ----------------     ----------------
                                                                                     $     159,203      $       123,835
                                                                                   ----------------     ----------------
                                                                                   ----------------     ----------------

        See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                1999                 1,998
                                                                           --------------      ----------------
OPERATING ACTIVITIES:
     Net income, excluding operating income (loss)
        from divested operations                                                $  2,062             $ 1,337
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation                                                             1,043                 958
          Amortization                                                               195                 195
          Operating activities of divested operations                                635              (3,447)
          Deferred taxes                                                           1,481                  98
          (Increase) decrease in assets:
             Receivables                                                         (17,057)              6,463
             Accumulated costs and earnings in excess of
                 billings on uncompleted contracts                                 2,142               2,698
             Inventories                                                          (2,212)               (808)
             Other assets                                                            296                 (18)
          (Decrease) increase in liabilities:
             Accounts payable                                                     (2,443)             (3,493)
             Accrued expenses                                                     (8,845)             (3,984)
             Customer deposits                                                     4,711                 178
             Billings in excess of accumulated costs and
                earnings on uncompleted contracts                                 38,356               4,341
             Deferred revenues                                                        16                  77
             Other liabilities                                                      (155)               (164)
                                                                           --------------      ----------------
                  Net cash provided by operating activities                       20,225               4,431
                                                                           --------------      ----------------

INVESTING ACTIVITIES:
     Additions to property, plant and equipment, net                                (670)             (1,067)
     Investing activities of divested operations                                     (15)               (651)
                                                                           --------------      ----------------
          Net cash used for investing activities                                    (685)             (1,718)
                                                                           --------------      ----------------

                                 (continued)
        See accompanying Notes to Consolidated Financial Statements.

                                     ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                                 (UNAUDITED)
                                            (DOLLARS IN THOUSANDS)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                1999                  1998
                                                                           --------------      ----------------
FINANCING ACTIVITIES:
     Proceeds of borrowings                                                      28,500                27,910
     Payments of debt and capital leases                                        (26,950)              (23,156)
     Financing activities of divested operations                                    (13)                  (12)
     Net contributions to Parent                                                    (17)                  (13)
                                                                           --------------      ----------------

          Net cash provided by financing activities                               1,520                 4,729
                                                                           --------------      ----------------

     Net increase in cash and cash equivalents                                   21,060                 7,442

     Cash and cash equivalents, beginning of period                               2,499                 2,752
                                                                           --------------      ----------------

     Cash and cash equivalents, end of period                                  $ 23,559              $ 10,194
                                                                           --------------      ----------------
                                                                           --------------      ----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest on financings                                                 $  4,217              $  6,023
        Income taxes                                                                106                    80

        See accompanying Notes to Consolidated Financial Statements.

                                  ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF NET INVESTMENT OF PARENT
                                               (UNAUDITED)
                                         (DOLLARS IN THOUSANDS)

               FOR THE THREE MONTHS ENDED                            NET INVESTMENT
               MARCH 31, 1999                                          OF PARENT
               Balance December 31, 1998                                $(47,082)
                    Net income                                             2,233
                    Net contributions to Parent                              (17)
                                                                     ------------
               Balance March 31, 1999                                   $(44,866)
                                                                     ------------
                                                                     ------------

        See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of Alvey Systems, Inc. ( "Alvey" or the "Company ") have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.       PRINCIPLES OF CONSOLIDATION, EARNINGS PER SHARE INFORMATION

         Alvey is a wholly-owned subsidiary of Pinnacle Automation, Inc. ("Pinnacle" or "Parent"). Pinnacle does not have any operations or assets other than its investment in Alvey. The Company's financial statements include the accounts of Alvey and its five operating subsidiaries: McHugh Software International, Inc. ("McHugh") and its wholly-owned subsidiaries, Weseley Software Development Corp. ("Weseley" or "WSDC"), Software Architects, Inc. ("SAI") and Gagnon & Associates, Inc. ("Gagnon"); Busse Bros., Inc. ("Busse"); The Buschman Company ("Buschman"); White Systems, Inc. ("White"); and Real Time Solutions, Inc. ("RTS"). See Note 3 for a discussion of divested operations which include the spin-off of McHugh and its subsidiaries (effected on October 27, 1998) and the planned divestiture of Busse.

         All significant intercompany transactions, which primarily consist of sales, have been eliminated. The operating results of divested operations, including McHugh in 1998 and Busse in 1998 and 1999, are reflected in the Company's consolidated statement of operations as operating loss (income) from divested operations. The net assets of divested operations are presented as a separate line item in the Company's consolidated balance sheet. The financial statements of prior years have been reclassified to be consistent with the current year with respect to divested operations.

         Given the Company's historical organization and capital structure, earnings per share information is not considered meaningful or relevant and has not been presented in the accompanying unaudited consolidated financial statements or notes thereto.

3.       DIVESTED OPERATIONS

         During October 1998, the Company issued as a dividend its previously held shares in McHugh to Pinnacle. On October 27, 1998, Pinnacle effected a spin-off of the common stock of McHugh to Pinnacle's stockholders. Additionally, during 1998 the Company decided that Busse was not central to its strategic plan, and as a result, management began the process to divest Busse.

         The operating loss (income) of McHugh and Busse is reflected in the Company's consolidated statement of operations as operating loss (income) from divested operations for the three months ended March 31, 1999 and 1998, with the 1999 results related solely to Busse. The net assets of Busse are reflected in the Company's consolidated balance sheet as net assets of divested operations at March 31, 1999 and December 31, 1998, respectively. Primary components of the operating
         (loss) income from divested operations and net assets of divested operations are reflected below.

         Operating (loss) income from divested operations for the three months ended March 31 (in thousands):

                                                                                1999               1998
                                                                           --------------     -------------
         Net sales                                                               $3,607           $20,538
         Cost of goods sold                                                       2,523            14,867
                                                                           --------------     -------------
             Gross profit                                                         1,084             5,671
         Selling, general and administrative expenses                               818             4,398
         Research and development expenses                                           86             1,974
         Amortization expense                                                         9               222
         Other income, net                                                            0                 2
                                                                           --------------     -------------
         Operating (loss) income from divested operations                        $  171           $  (921)
                                                                           --------------     -------------
                                                                           --------------     -------------

         Net assets of divested operations (in thousands):

                                                                      MARCH 31,
                                                                        1999                 DECEMBER 31,
                                                                     (unaudited)                 1998
                                                                 --------------------     -------------------
         Current assets                                             $  2,527                $  3,235
         Property, plant and equipment, net                            3,575                   3,658
         Goodwill, net                                                 1,375                   1,385
         Other assets                                                    181                     182

         Less:

         Current liabilities                                           5,119                   5,472
         Other liabilities                                               144                     157
                                                                    --------                --------
         Net assets of divested operations                          $  2,395                $  2,831
                                                                    --------                --------
                                                                    --------                --------

4.       SUPPLEMENTAL BALANCE SHEET INFORMATION

         Accrued expenses include the following (in thousands):

                                                                          MARCH 31,
                                                                             1999                DECEMBER 31,
                                                                         (unaudited)                 1998
                                                                      -------------------     -------------------
         Project expenses                                                $   6,354               $   6,058
         Bonuses, incentives and profit sharing                              3,353                   9,244
         Wages and salaries                                                  1,237                   1,315
         Vacation and other employee costs                                   6,107                   5,762
         Interest expense                                                    1,398                   3,367
         Accrued professional fees                                           1,314                   2,118
         Other expenses                                                      7,484                   8,228
                                                                         ---------               ---------
                                                                         $  27,247               $  36,092
                                                                         ---------               ---------
                                                                         ---------               ---------


5.       COMMITMENTS AND CONTINGENCIES

         The Company is involved in various litigation consisting almost entirely of product and general liability claims arising in the normal course of its business. After deduction of a per occurrence self-insured retention, the Company is insured for losses of up to $52 million per year for products and general liability claims. The Company has provided reserves for the estimated cost of the self-insured retention; accordingly, these actions, when ultimately concluded, are not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

         In February 1999, the Chapter 7 Trustee for Foxmeyer Corporation, Foxmeyer Drug Company, Healthcare Transportation System, Inc., Merchandise Coordinator Services Corporation, Foxmeyer Software, Inc., and Health Mart, Inc. (collectively, "Foxmeyer") filed suit against Buschman, White, Pinnacle, Alvey and McHugh in the United States District Court for the District of Delaware alleging fraud, negligence and breach of contract relating to conveyor, carousel and warehouse management systems delivered and installed in Foxmeyer's distribution warehouse at Washington Court House, Ohio. Only McHugh and Buschman (with White as its subcontractor) had contracts with Foxmeyer. The monetary relief sought by the Foxmeyer complaint is unspecified; however compensatory and punitive damages are claimed. The Company will file its answer by June 1, 1999 within the time required by the federal rules. Discovery has not commenced and a trial date has not been set, but the Company intends to contest the allegations made and vigorously defend the matter.

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

GENERAL

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Alvey Systems, Inc. for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

On October 27, 1998, McHugh was spun-off from Alvey to Pinnacle and from Pinnacle to its common stockholders. In addition, the decision was made to divest Busse in 1998. (See Note 3 to the consolidated financial statements.) The operating results of divested operations, including McHugh in 1998 and Busse in 1998 and 1999, are reflected in the Company's consolidated statement of operations as operating loss (income) from divested operations. Financial information of prior years has been reclassified to be consistent with the current year with respect to divested operations.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, net sales, categories of expenses and income data in thousands of dollars and as a percentage of net sales.

                                                               THREE MONTHS ENDED MARCH 31,
                                                                        (unaudited)

                                                    1999           %              1998             %
                                                  ---------    ----------       ---------     ----------
Net sales                                          $ 77,535       100.0%         $ 72,182        100.0%
Cost of goods sold                                   57,865        74.6            54,775         75.9
                                                   --------                      --------
   Gross profit                                      19,670        25.4            17,407         24.1
Selling, general & administrative
   expenses                                          12,290        15.9            11,767         16.3
Research & development
   expenses                                           1,047         1.3               873          1.2
Amortization expense                                    195         0.3               195          0.3
Operating loss (income) from divested
   operations                                          (171)       (0.2)              921          1.3
Other expense (income), net                              33         0.0              (548)        (0.8)
                                                   --------                      --------
   Operating income                                   6,276         8.1             4,199          5.8
Interest expense                                      2,416         3.1             3,458          4.8
                                                   --------                      --------
   Income before income taxes                         3,860         5.0               741          1.0
Provision for income taxes                            1,627         2.1               325          0.4
                                                   --------                      --------
    Net income                                     $  2,233         2.9%         $    416          0.6%
                                                   --------                      --------
                                                   --------                      --------

COMPARISON OF THE QUARTER ENDED MARCH 31, 1999 TO THE QUARTER ENDED MARCH 31,
1998

NET SALES were $77.5 million for the quarter ended March 31, 1999, representing an increase of $5.4 million, or 7.4%, over net sales of $72.2 million for the quarter ended March 31, 1998. Volume levels for palletizing systems increased $7.5 million, which was offset in part by decreased sales of storage and retrieval systems.

NEW ORDER BOOKINGS were $152.6 million for the quarter ended March 31, 1999, representing an increase of $78.2 million, or 105%, from bookings in the quarter ended March 31, 1998. Bookings for each of distribution systems, paperless picking systems and palletizing systems increased in excess of 110% for the first quarter of 1999 as compared to the same period of the prior year, setting a new record for the corporation.

GROSS PROFIT was $19.7 million for the quarter ended March 31, 1999, an increase of $2.3 million, or 13.0%, over the quarter ended March 31, 1998. As a percent of sales, gross margins were 25.4% for the first quarter of 1999, increasing 1.3 percentage points from the same period of 1998. Higher volume related to palletizing systems was the primary contributor to the increase in gross profit. Improved project performance and a shift in mix to products with higher profit margins increased gross margins as a percent of sales for both distribution systems and paperless picking systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) were $12.3 million for the quarter ended March 31, 1999, representing an increase of $523,000, or 4.4%, over the quarter ended March 31, 1998. As a percentage of sales, SG&A was 15.9% or 0.4 percentage points lower than the first quarter of 1998. This dollar increase was primarily driven by increased staffing related to distribution systems where new direct sales offices have been established to support growing sales volumes.

RESEARCH AND DEVELOPMENT EXPENSES were $1.0 million for the first quarter of 1999, an increase of $174,000 from $873,000 for the first quarter of 1998. This change is primarily the result of increased activities related to the development of the next generation of sortation equipment and systems development to automate various aspects of the order/production cycle, both related to distribution systems. This was offset by decreased spending in the first quarter of 1999 related to paperless picking systems and palletizing systems as R&D resources were temporarily diverted to meet production needs.

OPERATING LOSS (INCOME) FROM DIVESTED OPERATIONS was income of $171,000 for the quarter ended March 31, 1999 as compared to a loss of $921,000 for the quarter ended March 31, 1998. This increase is primarily attributable to the absence of losses experienced by McHugh in the first quarter of 1998 as well as improved volume and margins at Busse for the first quarter of 1999 when compared to the same period of 1998.

OTHER EXPENSE (INCOME), NET was expense of $33,000 for the quarter ended March 31, 1999 compared to income of $548,000 for the quarter ended March 31, 1998. This decrease of $581,000 is primarily attributable to income recognized from the proceeds of a life insurance settlement in the first quarter of 1998.

OPERATING INCOME for the quarter ended March 31, 1999 was $6.3 million as compared to $4.2 million in the first quarter of 1998, an increase of $2.1 million, or 49.5%. As a percentage of sales, operating income was 8.1% in the first quarter of 1999 compared to 5.8% for the same period of 1998. The increase in operating income reflects the various factors described above.

INTEREST EXPENSE was $2.4 million in the first quarter of 1999 representing a decrease of $1.0 million, or 30.1%, from $3.5 million in the first quarter of 1998. This decrease reflects lower interest expense related to the Senior Subordinated Notes attributable to the repurchase of $30.0 million of such Notes in November 1998 and a decrease in non-cash charges as a result of the write-off of debt issuance costs attributable to the refinancing in 1998.

PROVISION FOR INCOME TAXES was $1.6 million for the quarter ended March 31, 1999, representing an increase of $1.3 million from the $325,000 of tax expense for the first quarter of 1998. The significant difference between the effective tax rate on income before income taxes and the expected statutory rates is primarily attributable to the non-deductibility of expenses related to the amortization of goodwill.

NET INCOME was $2.2 million for the quarter ended March 31, 1999, an improvement of $1.8 million from the quarter ended March 31, 1998. This increase is the result of the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED BY OPERATING ACTIVITIES. During the three months ended March 31, 1999 and 1998, cash provided by operating activities was $20.2 million and $4.4 million, respectively. This $15.8 million year-over-year improvement is primarily attributable to significant billings activity in the first quarter of 1999 resulting from the record bookings level, offset in part by increased bonus payments in the first quarter of 1999 as compared to the first quarter of 1998. First quarter funding of annual profit sharing plan contributions, incentive compensation and bonus plans, disproportionate tax withholding requirements and certain professional services historically have resulted in a significant use of cash in the first quarter.

CAPITAL EXPENDITURES for the three months ended March 31, 1999 and 1998 were $670,000 and $1.1 million, respectively. Management anticipates that current year capital expenditures will approximate $6.0 million.

CASH FLOW FROM FINANCING ACTIVITIES. Net borrowings increased by $1.6 million and $4.8 million in the three months ended March 31, 1999 and 1998, respectively. The increase in borrowings in the first quarter of 1998 was primarily used to fund operating activities, while the year over year decrease reflects the significant improvement in cash provided by operating activities. The Company typically borrows to fund short-term cash requirements using a combination of LIBOR contracts of 30-day duration and daily borrowings at prime plus 1-1/2%. At both March 31, 1999 and 1998, all of the Company's borrowings under the revolving line of credit were under LIBOR commitments. Had the Company elected to incur a penalty and terminate certain of the LIBOR contracts, cash and long-term debt could have been reduced by $8.0 million and $4.0 million at March 31, 1999 and 1998, respectively. Also, see Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ONGOING CASH FLOWS FROM OPERATIONS. The Company believes that its funds from operations, together with available funds under the Company's credit facility, will be sufficient to meet its currently anticipated operating, debt service and capital expenditure requirements with minimal additional borrowings. In addition, the Company continues to evaluate and consider business acquisition candidates.

BACKLOG. At March 31, 1999 the Company had a backlog of $174.9 million, as compared to $117.6 million at March 31, 1998 and $99.4 million at December 31, 1998.

This significant increase is entirely attributable to record first quarter 1999 bookings. The Company's backlog is based upon firm customer commitments that are supported by purchase orders, other contractual documents and cash payments. While the level of backlog at any particular time may be an indication of future sales, it is not necessarily indicative of the Company's future operating performance. Additionally, certain backlog orders may be subject to cancellation in certain circumstances. The Company believes that substantially all orders in backlog at March 31, 1999 will be shipped within one year.

YEAR 2000. The Company utilizes computer information systems to internally record and track information and interact with customers, suppliers, financial institutions and other organizations. The Company also incorporates software and computerized functions in products sold throughout the Company. The Company has appointed a Director of Year 2000 Issues to coordinate and lead the Year 2000 ("Y2K") project. Each Alvey subsidiary has appointed a Year 2000 Coordinator who reports to the Director of Year 2000 and is leading the Y2K effort for that subsidiary. Additionally, the Company has selected a law firm to consult on Y2K issues. The Company has established a corporate definition of Y2K Readiness, and incorporated it into a position statement now being used in response to customers' Y2K inquiries as well as in new business proposals.

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

Phase I and II are complete at all companies. Throughout the assessment phase, several of the subsidiaries have found that the types of equipment supplied to their customers typically do not utilize date functions, and therefore, present only minimal Y2K issues. The exceptions are the computer-based systems supplied with commercially available and custom designed software packages.

Phase III work is underway, and while each subsidiary has unique issues, on average the Company believes this phase is approximately 80% complete. Renovations to many of the custom software packages are complete and customer upgrades are underway or being scheduled. The Company expects completion of all renovation to custom internal software packages to be complete by the end of the second quarter 1999 and for customer upgrades to continue through the third quarter. Renovations to personal computers will most likely continue throughout 1999 as many "off the shelf" software manufacturers continue to review and upgrade their products.

Phase IV testing is underway and significant progress has been made on custom designed software packages supplied to our customers. Testing of hardware devices, such as Programmable Logic Controllers and Human/Machine Interfaces, utilized on the majority of our systems, is underway and has been completed on numerous units. This testing will be ongoing throughout the year as new and different versions of hardware are utilized. Testing of several customer systems has also been completed with favorable results. Completion of testing on internal systems, to the extent possible, is planned for June and July of 1999. This will provide the second half of 1999 for re-testing and unanticipated renovations.

Phase V has begun at several subsidiaries and it is anticipated that much of this planning will be shared by some or all of the subsidiaries, reducing the overall Company effort. Completion by the end of the third quarter of 1999 is expected for all subsidiaries.

Alvey and its subsidiaries are actively pursuing compliance statements from suppliers and business partners. Questionnaires have been mailed to all critical vendors and responses have been received from most. Where no response was received or the response was unacceptable, second requests have or are being mailed.

Based on our findings to-date, the Company believes its costs for the Year 2000 project will be between $2.0 million and $2.5 million, all of which have been or are expected to be charged to operations. Approximately 40% of these costs are considered incremental, while the remaining 60% are a utilization of current Company employees or expenditures that would have been made in the normal course of business but may be accelerated due to Y2K issues.

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

While no assurances can be given, because of Alvey's extensive efforts to formulate and carry-out an effective Y2K program, the Company believes its program will be completed on a timely basis and should effectively minimize disruption to Alvey's operations due to Year 2000 issues, and that such issues will not have a material adverse effect on the Company's consolidated results of operation.

SEASONALITY AND QUARTERLY RESULTS. The price of certain of the Company's systems can exceed several million dollars, and therefore, a relatively small number of orders can constitute a significant percentage of the Company's revenues in any one period. Similarly, a relatively small reduction in the number of large orders can have a material impact on the Company's revenues in any one quarter or year. The timing of shipments and product revenue recognition could affect the Company's operating results for a particular period. In addition, most of the Company's revenues come from fixed price contracts. To the extent that the original cost estimates prove to be inaccurate, profitability from a particular contract may be adversely affected. As a result, the Company's operating results can vary significantly from quarter to quarter, and the financial results for any particular quarter are not necessarily indicative of results in any subsequent quarter or fiscal year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the ordinary course of business and to the extent short-term borrowings are utilized, the Company is exposed to interest rate risks by way of changes in short-term interest rates. The Company does not have any significant amount of export sales denominated in foreign currencies, and acquires its raw material supply needs in U. S. dollar denominated transactions. Therefore, the Company is not viewed as being exposed to foreign currency fluctuation market risks.

The Company has no material derivative financial instruments as of March 31 1999, and does not enter into derivative financial instruments for trading purposes. Market risks that the Company has currently elected not to hedge primarily relate to its floating rate debt.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    No exhibits are required to be filed herewith.

         (b) No current reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ALVEY SYSTEMS, INC.

                                         /s/ James A. Sharp
                                         ------------------
Date:  May 10, 1999                      James A. Sharp
                                         Secretary and Senior Vice President
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)