Form 10-Q
period 1999-06-30
ALVEY SYSTEMS INC
filed 1999-08-09
CIK 1011066

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------- Exchange Act of 1934.

For the quarterly period ended June 30, 1999.

         Transition report pursuant to Section 13 or 15(d) of the Securities -------- Exchange Act of 1934.

For the transition period from                       to                     .
                               ---------------------    --------------------

                         Commission File Number 333-2600

                               ALVEY SYSTEMS, INC.

                              9301 Olive Boulevard
                               St. Louis, MO 63132
                                  314/993-4700

                         IRS Employment I.D. 43-0157210

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                  Yes       X              No
                      -----------------       -----------------

The number of shares of common stock outstanding at July 31, 1999 was 1,000 shares.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                      Page
                                                                                     Number
                                                                                     ------
Part I - Financial Information

         Item 1.           Financial Statements

                           Consolidated Statement of Operations -
                           three and six months ended June 30, 1999 and 1998
                           (Unaudited)                                                  3

                           Consolidated Balance Sheet - June 30, 1999
                           (Unaudited) and December 31, 1998                            4

                           Consolidated Statement of Cash Flows -
                           six months ended June 30, 1999 and
                           1998 (Unaudited)                                             5-6

                           Consolidated Statement of Net Investment
                           of Parent for the six months ended June 30,
                           1999 (Unaudited)                                             7

                           Notes to Consolidated Financial Statements
                           (Unaudited)                                                  8-11

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                12-19

         Item 3.  Quantitative and Qualitative Disclosure About
                           Market Risk                                                  20

Part II - Other Information


         Item 6.  Exhibits and Reports on Form 8-K                                      20

Signature                                                                               20

                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)
                              (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                   JUNE 30,                               JUNE 30,
                                                       ----------------------------------    ---------------------------------
                                                              1999             1998               1999              1998
                                                       ----------------  ----------------    ---------------   ---------------
Net sales                                              $        87,838   $        77,941     $      165,373    $      150,123
Cost of goods sold                                              64,233            58,250            122,098           113,025
                                                       ----------------  ----------------    ---------------   ---------------
Gross profit                                                    23,605            19,691             43,275            37,098

Selling, general and administrative expenses                    14,542            12,974             26,832            24,741
Research and development expenses                                1,083             1,301              2,130             2,174
Amortization expense                                               195               195                390               390
Operating loss (income) from divested operations                    74             1,595                (97)            2,516
Other expense (income), net                                         (4)               55                 29              (493)
                                                       ----------------  ----------------    ---------------   ---------------
Operating income                                                 7,715             3,571             13,991             7,770

Interest expense                                                 2,012             3,244              4,428             6,702
                                                       ----------------  ----------------    ---------------   ---------------
Income before income taxes                                       5,703               327              9,563             1,068

Income tax expense                                               2,282               553              3,909               878
                                                       ----------------  ----------------    ---------------   ---------------
Net income  (loss)                                     $         3,421   $          (226)    $        5,654    $          190
                                                       ================  ================    ===============   ===============

          See accompanying Notes to Consolidated Financial Statements.

                    ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                           (DOLLARS IN THOUSANDS)

                                                                                  JUNE 30,
                                                                                    1999         DECEMBER 31,
                                                                                (UNAUDITED)          1998
                                                                                -----------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                    $     25,722     $       2,499
  Receivables:
    Trade (less allowance for doubtful accounts of $682 and $657, respectively       48,136            29,782
    Unbilled and other                                                                4,257             3,607
  Accumulated costs and earnings in excess of billings on uncompleted contracts       4,098             5,910
  Inventories:
    Raw materials                                                                    16,358            11,473
    Work in process                                                                   6,023             5,217
  Deferred income taxes                                                               8,841            11,792
  Net assets of divested operations                                                       -             2,831
  Prepaid expenses and other assets                                                   1,917             2,056
                                                                               ------------     -------------
    Total current assets                                                            115,352            75,167

Property, plant and equipment, net                                                   27,994            27,058
Other assets                                                                          3,755             3,229
Goodwill, net                                                                        18,032            18,381
                                                                               ------------     -------------
                                                                               $    165,133     $     123,835
                                                                               ============     =============

LIABILITIES AND NET INVESTMENT OF PARENT
Current liabilities:
  Current portion of long-term debt                                            $       182      $         185
  Accounts payable                                                                   42,951            24,288
  Accrued expenses                                                                   31,199            35,382
  Customer deposits                                                                   6,646             5,399
  Billings in excess of accumulated costs and earnings on uncompleted contracts      44,173            18,029
  Deferred revenues                                                                   1,618             1,516
  Taxes payable                                                                       1,588               710
                                                                               ------------     -------------
    Total current liabilities                                                       128,357            85,509

Long-term debt                                                                       70,205            76,696
Other long-term liabilities                                                           7,755             8,246
Deferred income taxes                                                                   395               466

Commitment and contingencies (Note 6)

Net investment of Parent                                                            (41,579)          (47,082)
                                                                               ------------     -------------
                                                                               $    165,133     $     123,835
                                                                               ============     =============

          See accompanying Notes to Consolidated Financial Statements.

                     ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                1999              1998
                                                                           --------------    ---------------
Operating activities:
     Net income, excluding operating income (loss)
        from divested operations                                           $       5,557     $        2,706
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation                                                             2,092              1,933
          Amortization                                                               390                390
          Operating activities of divested operations                                515               (378)
          Deferred taxes                                                           2,880                (62)
          (Increase) decrease in assets:
             Receivables                                                         (19,004)             4,744
             Accumulated costs and earnings in excess of
                 billings on uncompleted contracts                                 1,812              1,475
             Inventories                                                          (5,691)             1,345
             Other assets                                                            357                444
          (Decrease) increase in liabilities:
             Accounts payable                                                     18,663             (6,618)
             Accrued expenses                                                     (4,481)            (1,427)
             Customer deposits                                                     1,247             (1,977)
             Billings in excess of accumulated costs and
                earnings on uncompleted contracts                                 26,144             10,049
             Deferred revenues                                                       102                360
             Taxes payable                                                           878              1,325
             Other liabilities                                                      (476)              (334)
                                                                           --------------    ---------------

                  Net cash provided by operating activities                       30,985             13,975
                                                                           --------------    ---------------

Investing Activities:
     Cash received from the sale of Busse, net of related costs                    1,963                 --
     Additions to property, plant and equipment, net                              (3,028)            (1,809)
     Investing activities of divested operations                                     (26)            (4,787)
                                                                           --------------    ---------------

          Net cash used for investing activities                                  (1,091)            (6,596)
                                                                           --------------    ---------------

                                   (continued)
           See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  1999                 1998
                                                             --------------      ----------------
Financing activities:
     Proceeds of borrowings                                  $      29,500       $        36,910
     Payments of debt and capital leases                           (35,994)              (43,231)
     Financing activities of divested operations                       (26)                  (22)
     Net contributions from (to) Parent                               (151)                    8
                                                             --------------      ----------------

          Net cash used for financing activities                    (6,671)               (6,335)
                                                             --------------      ----------------

     Net increase in cash and cash equivalents                      23,223                 1,044

     Cash and cash equivalents, beginning of period                  2,499                 2,752
                                                             --------------      ----------------

     Cash and cash equivalents, end of period                $      25,722       $         3,796
                                                             ==============      ================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for:
        Interest on financings                               $       4,359       $         6,203
        Income taxes                                                   288                   382


           See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF NET INVESTMENT OF PARENT
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

               FOR THE SIX MONTHS ENDED                      NET INVESTMENT
               JUNE 30, 1999                                    OF PARENT
               Balance December 31, 1998                   $         (47,082)
                    Net income                                         5,654
                    Net contributions to Parent                         (151)
                                                           ------------------

               Balance June 30, 1999                       $         (41,579)
                                                           ==================

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

2.       PRINCIPLES OF CONSOLIDATION, EARNINGS PER SHARE INFORMATION

         Alvey is a wholly-owned subsidiary of Pinnacle Automation, Inc. ("Pinnacle" or "Parent"). Pinnacle does not have any operations or assets other than its investment in Alvey. The Company's financial statements include the accounts of Alvey and its five operating subsidiaries: The Buschman Company ("Buschman"); White Systems, Inc. ("White"); Real Time Solutions, Inc. ("RTS"); McHugh Software International, Inc. ("McHugh") and its wholly-owned subsidiaries, Weseley Software Development Corp. ("Weseley" or "WSDC"), Software Architects, Inc. ("SAI") and Gagnon & Associates, Inc. ("Gagnon"); and Busse Bros., Inc. ("Busse"). See Notes 3 and 4 for a discussion of divested operations which include the sale of Busse (on June 29, 1999) and the spin-off of McHugh and its subsidiaries (on October 27, 1998).

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

3.       SALE OF BUSSE BROS., INC.

         On June 29, 1999, the Company sold all of the outstanding common stock of Busse to a third party for approximately $3.5 million which was comprised of $2.5 million in cash, $785,000 in the form of a note receivable and $200,000 through the assumption of debt. Approximately $236,000 of the note is due on June 29, 2001, with the remainder due June 29, 2002. The purchase price is subject to further adjustment based upon the balance of working capital at the date of sale, which is required to be determined within 60 days of the sale date. Any purchase price adjustments will be made through a combination of cash and an adjustment to the aforementioned note receivable balance. Under the terms of the sale agreement, Alvey will provide certain transitional information services to Busse for a one year period from the closing date.

         The president of Busse is a shareholder in the acquiring company. Just prior to the sale of Busse, the Company paid the president of Busse approximately $632,000 to settle certain employment related matters. Under the terms of a settlement agreement, if prior to April 15, 2000, Pinnacle enters into certain binding agreements pertaining to the sale of stock or assets or an initial public offering, Pinnacle may be obligated to pay this individual an additional sum as defined in the agreement.

         During the fourth quarter of 1998, the Company recorded a potential loss on the sale of Busse totaling $3.2 million. Of such total, $2.9 million has been recognized and the balance remains accrued pending any final purchase price adjustments.

4.       DIVESTED OPERATIONS

         During October 1998, the Company issued as a dividend its previously held shares in McHugh to Pinnacle. On October 27, 1998, Pinnacle effected a spin-off of the common stock of McHugh to Pinnacle's stockholders. Additionally, on June 29, 1999, and as described in Note 3, the Company sold Busse to a third party.

         The operating loss (income) of McHugh and Busse is reflected in the Company's consolidated statement of operations as operating loss (income) from divested operations for the three and six months ended June 30, 1999 and 1998, with the 1999 results related solely to Busse. The net assets of Busse are reflected in the Company's consolidated balance sheet as net assets of divested operations at December 31, 1998. Primary components of the operating (loss) income from divested operations and net assets of divested operations are reflected on the next page.

         Operating (loss) income from divested operations for the three and six months ended June 30 (in thousands):

                                                 Three Months                          Six Months
                                                 Ended June 30                       Ended June 30
                                        --------------------------------    ---------------------------------
                                             1999              1998              1999               1998
                                        --------------    --------------    --------------    ---------------
Net sales                               $       2,221     $      29,582     $       5,828     $       50,120
Cost of goods sold                              1,517            20,032             4,040             34,899
                                        --------------    --------------    --------------    ---------------
Gross profit                                      704             9,550             1,788             15,221

Selling, general and
administrative expenses                           649             6,368             1,467             10,766
Research and development
expenses                                          107             1,891               193              3,865
Amortization expense                               10               186                19                408
Write-off of purchased R&D                        ---             2,700               ---              2,700
Other (income) expense, net                        12               ---                12                 (2)
                                        --------------    --------------    --------------    ---------------
Operating (loss) income
from divested operations                $         (74)    $      (1,595)    $          97     $       (2,516)
                                        ==============    ==============    ==============    ===============

Net assets of divested operations (in thousands):
                                                            DECEMBER 31,
                                                               1998
                                                           -------------
Current assets                                             $      3,235
Property, plant and equipment, net                                3,658
Goodwill, net                                                     1,385
Other assets                                                        182

Less:
Current liabilities                                               5,472
Other liabilities                                                   157
                                                           -------------
Net assets of divested operations                          $      2,831
                                                           =============

5.       SUPPLEMENTAL BALANCE SHEET INFORMATION

         Accrued expenses include the following (in thousands):

                                                                   JUNE 30,     DECEMBER 31,
                                                                    1999            1998
                                                                (unaudited)
                                                              --------------    ------------
         Project expenses                                     $       5,776     $     6,058
         Bonuses, incentives and profit sharing                       5,580           9,244
         Wages and salaries                                           1,399           1,315
         Vacation and other employee costs                            6,285           5,762
         Interest expense                                             3,357           3,367
         Accrued professional fees                                    1,408           2,118
         Other expenses                                               7,394           7,518
                                                              --------------    ------------
                                                              $      31,199     $     35,382
                                                              ==============    ============


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

         In February 1999, the Chapter 7 Trustee for Foxmeyer Corporation, Foxmeyer Drug Company, Healthcare Transportation System, Inc., Merchandise Coordinator Services Corporation, Foxmeyer Software, Inc., and Health Mart, Inc. (collectively, "Foxmeyer") filed suit against Buschman, White, Pinnacle, Alvey and McHugh in the United States District Court for the District of Delaware alleging fraud, negligence and breach of contract relating to conveyor, carousel and warehouse management systems delivered and installed in Foxmeyer's distribution warehouse at Washington Court House, Ohio. Only McHugh and Buschman (with White as its subcontractor) had contracts with Foxmeyer. The monetary relief sought by the Foxmeyer complaint is unspecified; however compensatory and punitive damages are claimed. The Company has filed a motion to dismiss on numerous counts. Foxmeyer opposition briefs are scheduled to be filed before the court in August 1999. Discovery has not commenced and a trial date has not been set, but the Company intends to contest the allegations made and vigorously defend the matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in the following discussion, the words "believes", "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Alvey Systems, Inc. for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

On October 27, 1998, McHugh was spun-off from Alvey to Pinnacle and from Pinnacle to its common stockholders. In addition, on June 29, 1999 Busse was sold to a third party. (See Notes 3 and 4 to the consolidated financial statements.) The operating results of divested operations, including McHugh in 1998 and Busse in 1998 and 1999, are reflected in the Company's consolidated statement of operations as operating loss (income) from divested operations. Financial information of prior years has been reclassified to be consistent with the current year with respect to divested operations.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, net sales and categories of expense (income) as a percentage of net sales.

                                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                           JUNE 30,                              JUNE 30,
                                                         (unaudited)                            (unaudited)
                                              -----------------------------------   ------------------------------------
                                                    1999               1998               1999                1998
                                              ----------------   ----------------   -----------------  -----------------
Net sales                                          100.0 %            100.0 %            100.0 %              100.0 %
Cost of goods sold                                  73.1               74.7               73.8                 75.3
Gross profit                                        26.9               25.3               26.2                 24.7
Selling, general & administrative
expenses                                            16.6               16.6               16.2                 16.4
Research & development
expenses                                             1.2                1.7                1.3                  1.4
Amortization expense                                 0.2                0.3                0.2                  0.3
Operating loss (income) from
divested operations                                  0.1                2.0               (0.0)                 1.7
Other expense (income), net                         (0.0)               0.1                0.0                 (0.3)
   Operating income                                  8.8                4.6                8.5                  5.2
Interest expense                                     2.3                4.2                2.7                  4.5
   Income before income taxes                        6.5                0.4                5.8                  0.7
Income tax expense                                   2.6                0.7                2.4                  0.6
    Net income (loss)                                3.9 %             (0.3)%              3.4 %                0.1 %

COMPARISON OF THE QUARTER ENDED JUNE 30, 1999 TO THE QUARTER
ENDED JUNE 30, 1998

NET SALES were $87.8 million for the quarter ended June 30, 1999, representing an increase of $9.9 million, or 12.7%, over net sales of $77.9 million for the quarter ended June 30, 1998. This change was led by sales of systems for consumer goods producers, which increased $8.3 million. Increased volume levels in all other areas were offset in part by decreased sales of storage and retrieval systems. Revenues attributable to the delivery of e-commerce fulfillment systems continue to grow and represent in excess of 20% of second quarter revenues.

NEW ORDER BOOKINGS were $84.1 million for the quarter ended June 30, 1999, representing a decrease of $9.2 million, or 9.9%, from bookings in the quarter ended June 30, 1998 (which represented the second highest quarterly bookings for the Company). Bookings of consumer goods systems decreased $8.3 million from the second quarter of 1998, a quarter that represented 36% of total consumer goods system bookings for that year.

GROSS PROFIT was $23.6 million for the quarter ended June 30, 1999, an increase of $3.9 million, or 19.9%, over the quarter ended June 30, 1998. As a percent of sales, gross margins were 26.9% for the second quarter of 1999, increasing 1.6 percentage points from the same period of 1998. Higher volume related to consumer goods systems was the primary contributor to the increase in gross profit. Additionally, improved project performance and a mix shift in distribution system revenues to subsystems and products with higher profit margins increased gross margins as a percent of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) were $14.5 million for the quarter ended June 30, 1999, representing an increase of $1.6 million, or 12.1%, over the quarter ended June 30, 1998. As a percentage of sales, SG&A was 16.6% in both the second quarter of 1999 and 1998. This dollar increase was primarily driven by increased bonus, incentive and profit sharing expense resulting from record bookings and rising income levels as well as increased staffing related to selling distribution systems through new direct sales offices.

RESEARCH AND DEVELOPMENT EXPENSES were $1.1 million for the second quarter of 1999, a decrease of $218,000 from $1.3 million for the second quarter of 1998. Spending was temporarily reduced as R&D resources were diverted to meet production needs.

OPERATING LOSS FROM DIVESTED OPERATIONS was $74,000 for the quarter ended June 30, 1999 as compared to a loss of $1.6 million for the quarter ended June 30, 1998. This improvement is primarily attributable to the absence of losses experienced by McHugh in the second quarter of 1998, which included a $2.7 million write-off of purchased research and development attributable to the acquisitions of SAI and Gagnon. Additionally, improved margins and lower SG&A costs at Busse for the second quarter of 1999 when compared to the same period of 1998 contributed to this improvement.

OPERATING INCOME for the quarter ended June 30, 1999 was $7.7 million as compared to $3.6 million in the second quarter of 1998, an increase of $4.1 million, or 116%. Excluding divested operations, operating income was $7.8 million in the second quarter of 1999 as compared to $5.2 million for the same period of 1998. As a percentage of sales and excluding divested operations, operating income was 8.9% in the second quarter of 1999 compared to 6.6% for the same period of 1998. The increase in operating income reflects the various factors described above.

INTEREST EXPENSE was $2.0 million in the second quarter of 1999 representing a decrease of $1.2 million, or 38.0%, from $3.2 million in the second quarter of 1998. This decrease reflects the repurchase of $30.0 million of Senior Subordinated Notes in November 1998, lower borrowings under the Company's revolving credit facility and a decrease in non-cash charges as a result of the write-off of debt issuance costs attributable to the refinancing in 1998.

INCOME TAX expense was $2.3 million for the quarter ended June 30, 1999, representing an increase of $1.7 million from $553,000 for the second quarter of 1998. The significant difference between the effective tax rate on income before income taxes and the expected statutory rates is primarily attributable to the non-deductibility of expenses related to the write-off of purchased in-process research and development and the amortization of goodwill.

NET INCOME was $3.4 million for the quarter ended June 30, 1999, an improvement of $3.6 million from the quarter ended June 30, 1998. This increase is the result of the various factors discussed above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998

NET SALES were $165.4 million for the six months ended June 30, 1999, representing an increase of $15.3 million, or 10.2%, over net sales of $150.1 million for the six months ended June 30, 1998. Increased volume related to consumer goods systems was offset in part by decreased sales of storage systems. For the first half of 1999, more than 15% of total net sales were associated with e-commerce fulfillment systems.

NEW ORDER BOOKINGS were $236.7 million for the six months ended June 30, 1999, $69.0 million, or 41.2%, above the six months ended June 30, 1998. Bookings for both distribution systems and paperless picking systems increased in excess of 60%, while bookings of consumer goods systems increased 25.8% for the first half of 1999 as compared to the first half of 1998.

GROSS PROFIT was $43.3 million for the six months ended June 30,1999, an increase of $6.2 million, or 16.7%, over the six months ended June 30, 1998. As a percentage of sales, gross margins for the first half of 1999 were 26.2%, a 1.5 percentage point increase over the same period in 1998. This increase was led by increased volume related to consumer goods systems and secondly attributable to improved profitability related to distribution systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) were $26.8 million for the six months ended June 30, 1999, representing an increase of $2.1 million, or 8.5%, over the six months ended June 30, 1998. As a percentage of sales, SG&A was 16.2% for the first six months of 1999, a decrease of 0.2 percentage points over the same period of 1998. This dollar increase was driven by increased bonus and incentive expense related to record bookings and increasing income levels as well as increased staffing and expenses related to new field offices for distribution systems.

OPERATING LOSS (INCOME) FROM DIVESTED OPERATIONS was income of $97,000 for the six months ended June 30, 1999 as compared to a loss of $2.5 million for the six months ended June 30, 1998. This increase is primarily attributable to the absence of losses experienced by McHugh in the first six months of 1998 which included a $2.7 million write-off of purchased research and development as well as improved volume and margins at Busse for the first half of 1999 when compared to the same period of 1998.

OTHER EXPENSE (INCOME), net was expense of $29,000 for the six months ended June 30, 1999, compared to income of $493,000 for the six months ended June 30, 1998. This change is almost entirely attributable to the absence of income recognized from the proceeds of a life insurance settlement in the first quarter of 1998.

OPERATING INCOME for the first six months of 1999 was $14.0 million compared to $7.8 million for the first half of 1998. Excluding divested operations, operating income was $13.9 million and $10.3 million for the six months ended June 30, 1999 and 1998, respectively. As a percentage of sales, and excluding divested operations, operating income increased to 8.4% in the first six months of 1999 compared to 6.9% for the same period of 1998. The increase in operating income reflects the various factors described above.

INTEREST EXPENSE was $4.4 million in the first half of 1999 as compared to $6.7 million in the first half of 1998. This decrease reflects the repurchase of $30.0 million of Senior Subordinated Notes in November 1998, lower borrowings under the Company's revolving credit facility and a decrease in non-cash charges as a result of the write-off of debt issuance costs attributable to the refinancing in 1998.

INCOME TAX EXPENSE was $3.9 million for the six months ended June 30, 1999, representing an increase of $3.0 million from the $878,000 for the first half of 1998. The significant difference between the effective tax rate on income before income taxes and the expected statutory rates is attributable to the non-deductibility of expenses related to the write-off of purchased in-process research and development costs and the amortization of goodwill.

NET INCOME was $5.7 million for the six months ended June 30, 1999, an increase of $5.5 million from the six months ended June 30, 1998, as a result of the various factors described above.

LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED BY OPERATING ACTIVITIES. During the six months ended June 30, 1999 and 1998, cash provided by operating activities was $31.0 million and $14.0 million, respectively. This $17.0 million year-over-year improvement is primarily attributable to significant billings activity in the first half of 1999 resulting from the record bookings level and the Company's improved profitability. Other changes in the Company's working capital components primarily reflect the increasing volume of business in the current year period. Although cash provided by operating activities in the first half of 1998 was primarily utilized to fund investing and financing activities, the cash provided by operating activities in the first half of 1999 exceeded the requirement for these activities and has resulted in a significant increase in the cash and cash equivalents balance. Of the $25.7 million of cash and cash equivalents at June 30, 1999, $23.2 million was invested in short-term commercial paper.

CAPITAL EXPENDITURES for the six months ended June 30, 1999 and 1998 were $3.0 million and $1.8 million, respectively. Management anticipates that current year capital expenditures will approximate $6.0 million.

CASH FLOW FROM FINANCING ACTIVITIES. Net borrowings decreased by $6.5 million and $6.3 million in the six months ended June 30, 1999 and 1998, respectively. Such decreases reflect the application of cash provided by operating activities against the revolving credit facility. For a discussion of the Company's credit facilities, see Note 8 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

ONGOING CASH FLOWS FROM OPERATIONS. The Company believes that its funds from operations, together with available funds under its credit facility, will be sufficient to meet its currently anticipated operating, debt service and capital expenditure requirements with minimal additional borrowings. The Company continues to evaluate and consider business acquisition candidates.

BACKLOG. At June 30, 1999 the Company had a backlog of $171.1 million, as compared to $133.0 million at June 30, 1998 and $99.4 million at December 31, 1998. This significant increase is entirely attributable to record bookings in the first half of 1999. The Company's backlog is based upon firm customer commitments that are supported by a combination of purchase orders, other contractual documents and cash payments. While the level of backlog at any particular time may be an indication of future sales, it is not necessarily indicative of the Company's future operating performance. Additionally, certain backlog orders may be subject to cancellation in certain circumstances. The Company believes that substantially all orders in backlog at June 30, 1999 will be shipped within one year.

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

YEAR 2000. The Company utilizes computer information systems to internally record and track information and interact with customers, suppliers, financial institutions and other organizations. The Company also incorporates software and computerized functions in products sold throughout the Company. The Company has appointed a Director of Year 2000 Issues to coordinate and lead the Year 2000 ("Y2K") project. Each Alvey subsidiary has a Year 2000 Coordinator who reports to the Director of Year 2000 and leads the Y2K effort for that subsidiary. Additionally, the Company has selected a law firm to consult on Y2K issues. The Company established a corporate definition of Y2K Readiness, and incorporated it into a position statement now being used in response to customers' Y2K inquiries as well as in new business proposals.

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

Phase I and II are complete at all companies. Throughout the assessment phase, several of the subsidiaries have found that the types of equipment supplied to their customers typically do not utilize date functions, and therefore, present only minimal Y2K issues. The exceptions are the computer-based systems supplied with commercially available and custom-designed software packages.

Phase III work is complete for all mission critical systems. These systems have either been corrected or replaced at all subsidiaries. Renovations to personal computers will most likely continue throughout 1999 as many "off the shelf" software manufacturers continue to review and upgrade their products.

Phase IV testing has been completed on mission critical systems. The testing identified only minor issues, which have subsequently been corrected. We have performed system-wide tests, where applicable, and continue to test other systems to help ensure that no new date-related problems are introduced into previously tested or newly developed systems. Testing of hardware devices, such as Programmable Logic Controllers and Human/Machine Interfaces, utilized on the majority of the Company's systems, is underway and has been completed on numerous units. This testing will be ongoing throughout the year as new and different versions of hardware are utilized. Testing of several customer systems has also been completed with favorable results.

Phase V, contingency planning, has begun at several subsidiaries and is now becoming the primary focus of the Company's Y2K efforts. The contingency plans that have been prepared are being reviewed for completeness, and will be used as guidelines for development of plans in other areas of the companies. Completion of all contingency plans is expected by the end of the third quarter of 1999.

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

Almost every company in today's business world will be affected by the Year 2000 in some way. Because there are many indirect relationships and external factors over which the Company has little or no control, it is impossible to guarantee that all of the Company's systems will perform perfectly. The Company believes, however, that its analysis and efforts to identify and correct potential Y2K problems will enable it to resolve effectively any date-related systems issues in a timely manner and that such issues will not have a material adverse effect on the Company's consolidated results of operation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the ordinary course of business and to the extent short-term borrowings are utilized, the Company is exposed to interest rate risks by way of changes in short-term interest rates. The Company does not have any significant amount of export sales denominated in foreign currencies, and acquires its raw material supply needs in U. S. dollar-denominated transactions. Therefore, the Company is not viewed as being exposed to foreign currency fluctuation market risks.

The Company has no material derivative financial instruments as of June 30, 1999, and does not enter into derivative financial instruments for trading purposes. Market risks that the Company has currently elected not to hedge primarily relate to its floating rate debt.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      No exhibits are required to be filed herewith.

         (b) No current reports on Form 8-K were filed during the quarter ended June 30, 1999.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALVEY SYSTEMS, INC.




Date:  August 9, 1999              /s/ JAMES A. SHARP
                                   --------------------------------------------
                                   James A. Sharp
                                   Secretary and Senior Vice President
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)