Form 10-Q
period 1999-09-30
ALVEY SYSTEMS INC
filed 1999-11-10
CIK 1011066

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------- Exchange Act of 1934.

For the quarterly period ended September 30, 1999.

         Transition report pursuant to Section 13 or 15(d) of the Securities -------- Exchange Act of 1934.

For the transition period from                   to                    .
                               -----------------    -------------------

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

                      Yes          X              No
                          -------------------        -------------------

The number of shares of common stock outstanding at October 31, 1999 was 1,000 shares.

                                       ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                                                       INDEX

                                                                                              Page
                                                                                             Number
Part I - Financial Information

         Item 1.  Financial Statements

                  Consolidated Statement of Operations -
                  three and nine months ended September 30, 1999
                  and 1998 (Unaudited)                                                         3

                  Consolidated Balance Sheet - September 30, 1999
                  (Unaudited) and December 31, 1998                                            4

                  Consolidated Statement of Cash Flows -
                  nine months ended September 30, 1999 and
                  1998 (Unaudited)                                                             5-6

                  Consolidated Statement of Net Investment
                  of Parent for the nine months ended September 30,
                  1999 (Unaudited)                                                             7

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                                                  8-11

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                12-19

         Item 3.  Quantitative and Qualitative Disclosure About
                  Market Risk                                                                  19

Part II - Other Information


         Item 6.  Exhibits and Reports on Form 8-K                                             20

Signature                                                                                      20

PART I.  FINANCIAL  INFORMATION
ITEM 1  FINANCIAL STATEMENTS


                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                           SEPTEMBER 30,
                                                              1999               1998                  1999             1998
                                                        ---------------    ----------------       --------------   ---------------
Net sales                                               $      117,251     $        70,213        $     282,624    $      220,336
Cost of goods sold                                              89,504              50,416              211,602           163,441
                                                        ---------------    ----------------       --------------   ---------------
    Gross profit                                                27,747              19,797               71,022            56,895

Selling, general and administrative expenses                    14,987              13,465               41,819            38,206
Research and development expenses                                1,203               1,164                3,333             3,338
Amortization expense                                               196                 195                  586               585
Operating loss (income) from divested operations                    --               2,461                  (97)            4,977
Other expense (income), net                                         89                 (43)                 118              (536)
                                                        ---------------    ----------------       --------------   ---------------
     Operating income                                           11,272               2,555               25,263            10,325

Interest expense                                                 2,144               3,222                6,572             9,924
                                                        ---------------    ----------------       --------------   ---------------
Income (loss) before income taxes                                9,128                (667)              18,691               401

Income tax expense                                               3,690                 914                7,599             1,792
                                                        ---------------    ----------------       --------------   ---------------
Net income (loss)                                       $        5,438     $        (1,581)       $      11,092    $       (1,391)
                                                        ===============    ================       ==============   ===============


          See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                            SEPTEMBER 30,
                                                                                                 1999            DECEMBER 31,
                                                                                             (UNAUDITED)             1998
                                                                                           ---------------     ----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                $       3,649      $         2,499
   Receivables:
     Trade (less allowance for doubtful accounts of $737 and $657, respectively)                   45,493               29,782
     Unbilled and other                                                                             3,785                3,607
   Accumulated costs and earnings in excess of billings on uncompleted contracts                    9,970                5,910
   Inventories:
     Raw materials                                                                                 14,122               11,473
     Work in process                                                                                5,144                5,217
   Deferred income taxes                                                                            7,275               11,792
   Net assets of divested operations                                                                   --                2,831
   Prepaid expenses and other assets                                                                1,782                2,056
                                                                                            --------------     ----------------
     Total current assets                                                                          91,220               75,167

Property, plant and equipment, net                                                                 29,207               27,058
Other assets                                                                                        3,581                3,229
Goodwill, net                                                                                      17,850               18,381
                                                                                            --------------     ----------------
                                                                                            $     141,858      $       123,835
                                                                                            ==============     ================

LIABILITIES AND NET INVESTMENT OF PARENT
Current liabilities:
   Current portion of long-term debt                                                        $         185      $           185
   Accounts payable                                                                                38,516               24,288
   Accrued expenses                                                                                28,532               35,382
   Customer deposits                                                                                6,292                5,399
   Billings in excess of accumulated costs and earnings on uncompleted contracts                   19,356               18,029
   Deferred revenues                                                                                1,661                1,516
   Taxes payable                                                                                    3,239                  710
                                                                                            --------------     ----------------
     Total current liabilities                                                                     97,781               85,509

Long-term debt                                                                                     71,961               76,696
Other long-term liabilities                                                                         8,065                8,246
Deferred income taxes                                                                                 211                  466

Commitments and contingencies (Note 6)

Net investment of Parent                                                                          (36,160)             (47,082)
                                                                                            --------------     ----------------
                                                                                            $     141,858      $       123,835
                                                                                            ==============     ================

          See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                1999                 1998
                                                                           --------------      ----------------
OPERATING ACTIVITIES:
     Net income, excluding operating income (loss)
        from divested operations                                           $      10,995        $        3,586
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation                                                             3,156                 2,909
          Amortization                                                               586                   585
          Operating activities of divested operations                                515                  (671)
          Deferred taxes                                                           4,262                   948
          (Increase) decrease in assets:
             Receivables                                                         (15,889)               15,243
             Accumulated costs and earnings in excess of
                 billings on uncompleted contracts                                (4,060)                5,955
             Inventories                                                          (2,576)               (1,396)
             Other assets                                                            798                   302
          (Decrease) increase in liabilities:
             Accounts payable                                                     14,228                (8,504)
             Accrued expenses                                                     (7,252)               (3,703)
             Customer deposits                                                       893                (3,156)
             Billings in excess of accumulated costs and
                earnings on uncompleted contracts                                  1,327                 3,115
             Deferred revenues                                                       145                   107
             Taxes payable                                                         2,529                   271
             Other liabilities                                                      (166)                 (124)
                                                                           --------------      ----------------

                  Net cash provided by operating activities                        9,491                15,467
                                                                           --------------      ----------------

INVESTING ACTIVITIES:
     Cash received from the sale of Busse, net of related costs                    1,921                    --
     Additions to property, plant and equipment, net                              (5,305)               (2,744)
     Investing activities of divested operations                                     (26)               (5,927)
                                                                           --------------      ----------------

          Net cash used for investing activities                                  (3,410)               (8,671)
                                                                           --------------      ----------------

                                   (continued)
          See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                1999                 1998
                                                                           --------------      ----------------
FINANCING ACTIVITIES:
     Proceeds of borrowings                                                $      43,600       $        42,310
     Payments of debt and capital leases                                         (48,335)              (48,753)
     Financing activities of divested operations                                     (26)                    5
     Net distributions to Parent                                                    (170)                   (7)
                                                                           --------------      ----------------

          Net cash used for financing activities                                  (4,931)               (6,445)
                                                                           --------------      ----------------
     Net increase in cash and cash equivalents                                     1,150                   351

     Cash and cash equivalents, beginning of period                                2,499                 2,752
                                                                           --------------      ----------------

     Cash and cash equivalents, end of period                              $       3,649        $        3,103
                                                                           ==============      ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for:
        Interest on financings                                             $       8,379        $       12,003
        Income taxes                                                                 948                   517


          See accompanying Notes to Consolidated Financial Statements.

                      ALVEY SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF NET INVESTMENT OF PARENT
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

               FOR THE NINE MONTHS ENDED                                   NET INVESTMENT
               SEPTEMBER 30, 1999                                             OF PARENT

               Balance December 31, 1998                                 $         (47,082)
                    Net income                                                      11,092
                    Net distributions to Parent                                       (170)
                                                                        -------------------

               Balance September 30, 1999                                $         (36,160)
                                                                        ===================


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

2.       PRINCIPLES OF CONSOLIDATION, EARNINGS PER SHARE INFORMATION

         Alvey is a wholly-owned subsidiary of Pinnacle Automation, Inc. ("Pinnacle" or "Parent"). Pinnacle does not have any operations or assets other than its investment in Alvey. The Company's financial statements include the accounts of Alvey and its three current operating subsidiaries: The Buschman Company ("Buschman"); Real Time Solutions, Inc. ("RTS"); and White Systems, Inc. ("White"). See Notes 3 and 4 for a discussion of divested operations which include the sale of Busse Bros., Inc. ("Busse") on June 29, 1999 and the spin-off of McHugh Software International, Inc. ("McHugh") and its subsidiaries on October 27, 1998.

         All significant intercompany transactions, which primarily consist of sales, have been eliminated. The operating results of divested operations, including McHugh in 1998 and Busse in 1998 and 1999, are reflected in the Company's consolidated statement of operations as operating loss (income) from divested operations. The net assets of divested operations are presented as a separate line item in the Company's consolidated balance sheet. Prior year financial statements have been reclassified to be consistent with the current year with respect to divested operations.

         Given the Company's historical organization and capital structure, earnings per share information is not considered meaningful or relevant and has not been presented in the accompanying unaudited consolidated financial statements or notes thereto.

3.       SALE OF BUSSE BROS., INC.

         On June 29, 1999, the Company sold all of the outstanding common stock of Busse to a third party for approximately $3.5 million which was comprised of $2.5 million in cash, $785,000 in the form of a note receivable and $200,000 through the assumption of debt. Approximately $236,000 of the note is due on June 29, 2001, with the remainder due June 29, 2002. The purchase price is subject to further adjustment based upon the balance of working capital at the date of sale, which is estimated to be an increase to the purchase price of approximately $169,000. Any purchase price adjustments will be made through a combination of cash and an adjustment to the aforementioned note receivable balance. Under the terms of the sale agreement, Alvey will provide certain transitional information services to Busse for a one year period from the closing date.

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

         During the fourth quarter of 1998, the Company recorded a potential loss on the sale of Busse totaling $3.2 million, which includes approximately $402,000 accrued at September 30,1999 pending any final purchase price adjustments.

4.       DIVESTED OPERATIONS

         During October 1998, the Company issued as a dividend its previously held shares in McHugh to Pinnacle. On October 27, 1998, Pinnacle effected a spin-off of the common stock of McHugh to Pinnacle's stockholders. Additionally, on June 29, 1999, and as described in Note 3, the Company sold Busse to a third party.

         The operating loss (income) of McHugh and Busse is reflected in the Company's consolidated statement of operations as operating loss (income) from divested operations for the three and nine months ended September 30, 1999 and 1998, with the 1999 results related solely to Busse. The net assets of Busse are reflected in the Company's consolidated balance sheet as net assets of divested operations at December 31, 1998. Primary components of the operating (loss) income from divested operations and net assets of divested operations are reflected on the next page.

         Operating (loss) income from divested operations for the three and nine months ended September 30 (in thousands):

                                                     Three Months                          Nine Months
                                                  Ended September 30                    Ended September 30
                                              ---------------------------       -----------------------------------
                                                         1998                       1999                 1998
                                                    ---------------             --------------      ---------------
Net sales                                             $     23,001                 $    5,828           $   73,121
Cost of goods sold                                          17,194                      4,040               52,093
                                                    ---------------             --------------      ---------------
Gross profit                                                 5,807                      1,788               21,028

Selling, general and
  administrative expenses                                    5,731                      1,467               16,497
Research and development
  expenses                                                   2,353                        193                6,218
Amortization expense                                           185                         19                  593
Write-off of purchased R&D                                     ---                        ---                2,700
Other (income) expense, net                                     (1)                        12                   (3)
                                                    ---------------             --------------      ---------------
Operating (loss) income
  from divested operations                            $     (2,461)                $       97           $   (4,977)
                                                    ===============             ==============      ===============

Net assets of divested operations (in thousands):

                                               DECEMBER 31,
                                                   1998
                                             ---------------
Current assets                                   $    3,235
Property, plant and equipment, net                    3,658
Goodwill, net                                         1,385
Other assets                                            182

Less:
Current liabilities                                   5,472
Other liabilities                                       157
                                             ---------------
Net assets of divested operations                $    2,831
                                             ===============

5.       SUPPLEMENTAL BALANCE SHEET INFORMATION

         Accrued expenses include the following (in thousands):


                                                                  SEPTEMBER 30,              DECEMBER 31,
                                                                       1999                      1998
                                                                   (unaudited)
                                                              -----------------------    ---------------------
         Project expenses                                       $              3,177        $           6,058
         Bonuses, incentives and profit sharing                                8,275                    9,244
         Wages and salaries                                                    1,810                    1,315
         Vacation and other employee costs                                     6,454                    5,762
         Interest expense                                                      1,362                    3,367
         Accrued professional fees                                             1,081                    2,118
         Other expenses                                                        6,373                    7,518
                                                              -----------------------    ---------------------
                                                                $             28,532        $          35,382
                                                              =======================    =====================

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

         In February 1999, the Chapter 7 Trustee for Foxmeyer Corporation, Foxmeyer Drug Company, Healthcare Transportation System, Inc., Merchandise Coordinator Services Corporation, Foxmeyer Software, Inc., and Health Mart, Inc. (collectively, "Foxmeyer") filed suit against Buschman, White, Pinnacle, Alvey and McHugh in the United States District Court for the District of Delaware alleging fraud, negligence and breach of contract relating to conveyor, carousel and warehouse management systems delivered and installed in Foxmeyer's distribution warehouse at Washington Court House, Ohio. Only McHugh and Buschman (with White as its subcontractor) had separate contracts with Foxmeyer. The monetary relief sought by the Foxmeyer complaint is unspecified; however, compensatory and punitive damages are claimed. The Company has filed a motion to dismiss on numerous counts. Foxmeyer opposition briefs have been filed along with the Company's response briefs, and the motion is pending before the Delaware court. Discovery has not commenced and a trial date has not been set, but the Company intends to contest the allegations made and vigorously defend the matter.

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

GENERAL

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Alvey Systems, Inc. for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

On October 27, 1998, McHugh was spun-off from Alvey to Pinnacle and from Pinnacle to its common stockholders. In addition, on June 29, 1999 Busse was sold to a third party. (See Notes 3 and 4 to the consolidated financial statements.) The operating results of divested operations, including McHugh in 1998 and Busse in 1998 and 1999, are reflected in the Company's consolidated statement of operations as operating loss (income) from divested operations. Prior year financial information has been reclassified to be consistent with the current year with respect to divested operations.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, net sales and categories of expense (income) as a percentage of net sales.

                                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                                               (unaudited)                            (unaudited)
                                                    -----------------------------------   ------------------------------------
                                                          1999               1998               1999                 1998
                                                    ----------------   ----------------   -----------------  -----------------
Net sales                                                100.0 %            100.0 %            100.0 %              100.0 %
Cost of goods sold                                        76.3               71.8               74.9                 74.2
Gross profit                                              23.7               28.2               25.1                 25.8
Selling, general & administrative
  expenses                                                12.8               19.2               14.8                 17.3
Research & development
  expenses                                                 1.0                1.7                1.2                  1.5
Amortization expense                                       0.2                0.3                0.2                  0.3
Operating loss (income) from
  divested operations                                      0.0                3.5               (0.0)                 2.2
Other expense (income), net                                0.1               (0.1)               0.0                 (0.2)
   Operating income                                        9.6                3.6                8.9                  4.7
Interest expense                                           1.8                4.6                2.3                  4.5
   Income (loss) before income taxes                       7.8               (1.0)               6.6                  0.2
Income tax expense                                         3.2                1.3                2.7                  0.8
    Net income (loss)                                      4.6 %             (2.3)%              3.9 %               (0.6)%

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1999 TO THE QUARTER ENDED SEPTEMBER 30, 1998

NET SALES were $117.3 million for the quarter ended September 30, 1999, representing an increase of $47.0 million, or 67.0%, over net sales of $70.2 million for the quarter ended September 30, 1998. This significant increase was primarily attributable to record sales of distribution and e-commerce fulfillment systems, which are up $44.4 million over the third quarter of 1998. Additionally, sales of systems for consumer goods producers increased $5.7 million. Revenues attributable to the delivery of e-commerce fulfillment systems continue to grow and represent approximately 39% of third quarter 1999 revenues.

NEW ORDER BOOKINGS were $85.1 million for the quarter ended September 30, 1999, representing an increase of $28.9 million, or 51.5%, from bookings in the quarter ended September 30, 1998. Bookings for distribution and e-commerce fulfillment systems increased $29.5 million, or 115%, in the third quarter of 1999 as compared to the third quarter of 1998.

GROSS PROFIT was $27.7 million for the quarter ended September 30, 1999, an increase of $8.0 million, or 40.2%, over the quarter ended September 30, 1998. As a percent of sales, gross margins were 23.7% for the third quarter of 1999, decreasing 4.5 percentage points from the same period of 1998. Higher volume attributable to distribution and e-commerce fulfillment systems was the primary contributor to the increase in gross profit. Significantly increased volume was offset, in part, by lower margins resulting from the sale of equipment manufactured by others and integrated into the Company's systems, production inefficiencies attributable to the significant outsourcing required to meet customer requirements and additional costs incurred to staff and start up a new production facility.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) were $15.0 million for the quarter ended September 30, 1999, representing an increase of $1.5 million, or 11.3%, over the quarter ended September 30, 1998. As a percentage of sales, SG&A was 12.8% in the third quarter of 1999 as compared to 19.2% in the same period of 1998. This dollar increase was driven by increased bonus, incentive and profit sharing expense resulting from record sales and rising income levels; a one-time charge related to an uncollectible account and increased staffing related to selling systems through new direct sales offices. The percentage decrease is attributable to increasing sales levels while various SG&A costs are more fixed in nature.

RESEARCH AND DEVELOPMENT EXPENSES were $1.2 million in both the third quarter of 1999 and 1998. Customer-sponsored research and development remains at a high level.

OPERATING LOSS FROM DIVESTED OPERATIONS was $0 for the quarter ended September 30, 1999 as compared to $2.5 million for the quarter ended September 30, 1998. This improvement is attributable to the spin-off of McHugh in October 1998 and the sale of Busse in June 1999.

OTHER EXPENSE (INCOME), NET was expense of $89,000 for the quarter ended September 30, 1999 as compared to income of $43,000 for the quarter ended September 30, 1998. Fluctuations in other expense (income), net are attributable to the timing of royalty income, expenses related to consulting fees and other miscellaneous and one-time items.

OPERATING INCOME for the quarter ended September 30, 1999 was $11.3 million as compared to $2.6 million in the third quarter of 1998, an increase of $8.7 million, or 341%. Excluding divested operations, operating income was $5.0 million in the third quarter of 1998. As a percentage of sales and excluding divested operations, operating income was 9.6% in the third quarter of 1999 compared to 7.1% for the same period of 1998. The increase in operating income reflects the various factors described above.

INTEREST EXPENSE was $2.1 million in the third quarter of 1999 representing a decrease of $1.1 million, or 33.5%, from $3.2 million in the third quarter of 1998. This decrease reflects the repurchase of $30.0 million of Senior Subordinated Notes in November 1998, lower borrowings under the Company's revolving credit facility, the inclusion of interest income from 1999 short-term investments and a decrease in non-cash charges as a result of the write-off of debt issuance costs attributable to the 1998 refinancing.

INCOME TAX expense was $3.7 million for the quarter ended September 30, 1999, representing an increase of $2.8 million from $914,000 for the third quarter of 1998. The significant difference between the effective tax rate on income (loss) before income taxes and the expected statutory rates is primarily attributable to the non-deductibility of expenses related to the amortization of goodwill.

NET INCOME was $5.4 million for the quarter ended September 30, 1999, an improvement of $7.0 million from the quarter ended September 30, 1998. This increase is the result of the various factors discussed above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES were $282.6 million for the nine months ended September 30, 1999, representing an increase of $62.3 million, or 28.3%, over net sales of $220.3 million for the nine months ended September 30, 1998. Record sales levels attributable to distribution, e-commerce fulfillment and consumer goods systems were somewhat offset by decreased sales of office automation products as a result of the December 1998 sale of the White office products line. For the first three-quarters of 1999, approximately 25% of total net sales were associated with e-commerce fulfillment systems.

NEW ORDER BOOKINGS were $321.8 million for the nine months ended September 30, 1999; $97.9 million, or 43.8%, above the nine months ended September 30, 1998. Bookings for both distribution systems and paperless picking systems increased in excess of 70%, while bookings of consumer goods systems increased 21.2% for the first three quarters of 1999 as compared to the same period of 1998.

GROSS PROFIT was $71.0 million for the nine months ended September 30, 1999, an increase of $14.1 million, or 24.8%, over the nine months ended September 30, 1998. As a percentage of sales, gross margins were 25.1%, a 0.7 percentage point decrease from the same period in 1998. The improvement in gross profit is primarily attributable to increased volume related to distribution, e-commerce fulfillment and consumer goods systems; while lower margins reflect a change in product mix, the outsourcing of significant production and various costs associated with plant start-up.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) were $41.8 million for the nine months ended September 30, 1999, representing an increase of $3.6 million, or 9.5%, over the nine months ended September 30, 1998. As a percentage of sales, SG&A was 14.8% for the first nine months of 1999, a decrease of 2.5 percentage points from the same period of 1998. This dollar increase was driven by increased bonus and incentive expense related to record sales and increasing income levels as well as increased staffing and expenses related to new field offices for distribution systems. The percentage decrease is attributable to increasing sales levels while various SG&A costs are more fixed in nature.

RESEARCH AND DEVELOPMENT EXPENSES were $3.3 million in both the first three quarters of 1999 and 1998. Customer-sponsored research and development remains at a high level.

OPERATING LOSS (INCOME) FROM DIVESTED OPERATIONS was income of $97,000 for the nine months ended September 30, 1999 as compared to a loss of $5.0 million for the nine months ended September 30, 1998. This increase is primarily attributable to the absence in 1999 of losses experienced by McHugh and Busse in the first nine months of 1998 which included a $2.7 million write-off of purchased research and development.

OTHER EXPENSE (INCOME), NET was expense of $118,000 for the nine months ended September 30, 1999, compared to income of $536,000 for the nine months ended September 30, 1998. This change is primarily attributable to the absence in 1999 of income recognized from the proceeds of a life insurance settlement in the first quarter of 1998. Remaining fluctuations in other expense (income), net are attributable to the timing of royalty income, expenses related to consulting fees and other miscellaneous and one-time items.

OPERATING INCOME for the first nine months of 1999 was $25.3 million compared to $10.3 million for the first three quarters of 1998. Excluding divested operations, operating income was $25.2 million and $15.3 million for the nine months ended September 30, 1999 and 1998, respectively. As a percentage of sales, and excluding divested operations, operating income increased to 8.9% in the first nine months of 1999 compared to 6.9% for the same period of 1998. The increase in operating income reflects the various factors described above.

INTEREST EXPENSE was $6.6 million in the first three quarters of 1999 as compared to $9.9 million in the first three quarters of 1998. This decrease reflects the repurchase of $30.0 million of Senior Subordinated Notes in November 1998, lower borrowings under the Company's revolving credit facility, the inclusion of interest income from 1999 short-term investments and a decrease in non-cash charges as a result of the write-off of debt issuance costs attributable to the 1998 refinancing.

INCOME TAX EXPENSE was $7.6 million for the nine months ended September 30, 1999, representing an increase of $5.8 million from the $1.8 million for the first three quarters of 1998. The significant difference between the effective tax rate on income before income taxes and the expected statutory rates is attributable to the non-deductibility of expenses related to the write-off of purchased in-process research and development costs and the amortization of goodwill.

NET INCOME was $11.1 million for the nine months ended September 30, 1999, an increase of $12.5 million from the nine months ended September 30, 1998, as a result of the various factors described above.

LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED BY OPERATING ACTIVITIES. During the nine months ended September 30, 1999 and 1998, cash provided by operating activities was $9.5 million and $15.5 million, respectively. Although income levels are significantly higher in 1999 compared to 1998, the timing of billing and collection activity as well as expenditures has resulted in a lower increase in cash from operations in 1999 than was experienced in 1998.

CAPITAL EXPENDITURES for the nine months ended September 30, 1999 and 1998 were $5.3 million and $2.7 million, respectively. Management anticipates that current year capital expenditures will approximate $6.7 million.

CASH FLOW FROM FINANCING ACTIVITIES. Net borrowings decreased by $4.7 million and $6.4 million in the nine months ended September 30, 1999 and 1998, respectively. Such decreases reflect the application of cash provided by operating activities against the revolving credit facility. For a discussion of the Company's credit facilities, see Note 8 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

ONGOING CASH FLOWS FROM OPERATIONS. The Company believes that its funds from operations, together with available funds under its credit facility, will be sufficient to meet its currently anticipated operating, debt service and capital expenditure requirements with minimal additional borrowings. The Company continues to evaluate and consider business acquisition candidates and continually evaluates strategies to reduce costs and streamline operations.

BACKLOG. At September 30, 1999 the Company had a backlog of $138.9 million, as compared to $119.0 million at September 30, 1998 and $99.4 million at December 31, 1998. This significant increase is attributable to record bookings in the first three quarters of 1999. The Company's backlog is based upon firm customer commitments that are supported by a combination of purchase orders, other contractual documents and cash payments. While the level of backlog at any particular time may be an indication of future sales, it is not necessarily indicative of the Company's future operating performance. Additionally, various backlog orders may be subject to cancellation in certain circumstances. The Company believes that substantially all orders in backlog at September 30, 1999 will be shipped within one year.

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

Phase V contingency plans have been developed at all subsidiaries and are now being reviewed for completeness. Completion of all contingency plans is expected by the end of November 1999.

Alvey and its subsidiaries have received compliance statements from most suppliers and business partners. Questionnaires have been mailed to all critical vendors and responses have been received from most.

Based on findings to-date, the Company believes its costs for the Year 2000 project will be approximately $2.5 million through December 1999 and any amounts thereafter are not expected to have a material impact on the Company's operating income. All such costs have been or are expected to be charged to operations. Approximately 40% of these costs are considered incremental, while the remaining 60% are a utilization of current Company employees or expenditures that would have been made in the normal course of business but may have been accelerated due to Y2K issues.

Alvey is dependent upon its own internal computer technology, relies upon timely performance by its business partners and provides computerized functions to customers. A large-scale internal Year 2000 failure could, while believed to be remote, impair the Company's ability to timely deliver products and services to customers, resulting in potential lost sales opportunities and additional expenses. Significant computer failures by critical vendors could disrupt the Company's ability to produce and timely deliver products or services. However, given the nature of the products and services provided, the Company believes any such disruption can be minimized through the utilization of readily available alternative sources. In the event computerized functions provided by Alvey to its customers encounter a Y2K failure, those customers may look to Alvey to provide assistance or services. A large scale failure could exceed the Company's ability to timely respond to the needs of these customers, resulting in additional expenses and potential loss of customers. The Company's Y2K program seeks to identify and minimize this risk and includes testing of its systems to ensure, to the extent feasible, all such systems will function properly before and after the Year 2000. Alvey is continually refining its understanding of the risks posed by the Year 2000, and will continue to do so through the remainder of 1999.

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

The Company has no material derivative financial instruments and does not enter into derivative financial instruments for trading purposes. Market risks that the Company has currently elected not to hedge primarily relate to its floating rate debt.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 10.1 Agreement and Plan of Merger dated as of June 8, 1999 among Arrowhead Conveyor, LLC, Busse Acquisition Corp., Busse Bros., Inc. and Alvey Systems, Inc.

         (b) No current reports on Form 8-K were filed during the quarter ended September 30, 1999.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ALVEY SYSTEMS, INC.


                                  /s/James A. Sharp
                                  ------------------------------
Date:  November 10, 1999          James A. Sharp
                                  Secretary and Senior Vice President
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)